Form 10QSB
period 1995-11-30
HEALTH OUTCOMES MANAGEMENT INC
filed 1996-01-12
CIK 804157

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1995

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT


             FOR THE TRANSITION PERIOD FROM _________ TO _________


                           COMMISSION FILE NO. 0-15936

                        HEALTH OUTCOMES MANAGEMENT, INC.
                 (Name of small business issuer in its charter)

         MINNESOTA                                          41-1546471

    (State or other jurisdictio                           (I.R.S. Employer
     incorporation or organizatio                         Identification No.)

        2331 UNIVERSITY AVENUE S.E.
           MINNEAPOLIS, MINNESOTA                              55414
 (Address of principal executive offices)                    (Zip Code)


                  REGISTRANT'S TELEPHONE NUMBER (612) 378-3053


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___


    The number of shares of the registrant's Common Stock, $.01 par value, outstanding at January 5, 1996, was 8,099,885.


                                      INDEX

                HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - November 30, 1995 and February 28, 1995.

                  Condensed Consolidated Statements of Operations Three and nine months ended November 30, 1995 and 1994.

                  Consolidated Statements of Cash Flows Nine months ended November 30, 1995 and 1994.

                  Notes to Consolidated Financial Statements -
                  November 30, 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.


PART II.  OTHER INFORMATION

                  Item 4 - Submission of Matters to a Vote of Securities
Holders.

                  Item 6 - Exhibits and Reports on Form 8-K.


SIGNATURES

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   November 30,
                                                          1995  February 28,
                                                    (Unaudited)         1995
ASSETS

Current assets:
    Cash and cash equivalents                        $  30,253       22,795
    Trade receivables, less allowance for doubtful
         accounts of $26,250 at November 30, 1995
         and $25,000 at February 28, 1995              190,611      262,742
    Prepaid expenses                                    42,718       13,229
    Other current assets                                   840        5,497
                                                     ---------    ---------
            Total current assets                       264,422      304,263

Property and equipment, at cost (note 2):
Office and computer equipment                          654,416      593,658
    Less accumulated depreciation and amortization    (459,289)    (385,898)
                                                     ---------    ---------
            Net property and equipment                 195,127      207,760
                                                     ---------    ---------

Capitalized computer software, net of accumulated
     amortization of $83,676 at November 30, 1995
     and $62,757 at February 28, 1995                     --         20,919
Purchased computer software, net of accumulated
     amortization of $126,597 at November 30, 1995
     and $118,472 at February 28, 1995                   9,195        9,028
Non-compete covenant, net of accumulated
     amortization of $67,500 at November 30, 1995
     and $45,000 at February 28, 1995                   82,500      105,000
                                                     ---------    ---------
Total assets                                         $ 551,244      646,970
                                                     =========    =========


The accompanying notes are an integral part of the financial statements.


                                                   November 30,
                                                          1995  February 28,
                                                    (Unaudited)         1995
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable, current
     portion (note 3)                                     --          6,123
    Notes payable to officer,
     current portion (note 3)                             --         60,000
    Current installments of obligation
     under capital leases                               60,101       48,187
    Accounts payable                                    91,320      227,934
    Deferred revenue, current portion                  200,187      115,676
    Accrued compensation                                64,421      129,051
    Accrued payroll taxes                               19,206      107,662
    Other current liabilities                           33,985       36,760
                                                     ---------    ---------
            Total current liabilities                  469,220      731,393
                                                     ---------    ---------

Obligation under capital leases, excluding
     current installments                               96,579      112,560
                                                     ---------    ---------
            Total liabilities                          565,799      843,953
                                                     ---------    ---------

Stockholders' deficit:
    Common stock--$.01 par value. Authorized
     15,000,000 shares; 8,099,885 outstanding
     at November 30, 1995 and 7,949,385
     outstanding at February 28, 1995                   80,999       79,494
    Additional paid-in capital                       4,565,719    4,532,309
    Accumulated deficit                             (4,661,273)  (4,808,786)
                                                     ---------    ---------
            Total stockholders' deficit                (14,555)    (196,983)
                                                     ---------    ---------
Total liabilities and stockholders' deficit          $ 551,244      646,970
                                                     =========    =========


The accompanying notes are an integral part of the financial statements.


HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                  Three months ended         Nine months ended
                                                     November 30,                November 30,
                                                 1995          1994           1995           1994
                                          -----------   -----------    -----------    -----------
Revenues                                  $   792,488   $   766,126    $ 2,427,559    $ 2,448,791
Cost of revenues                              461,362       478,364      1,384,783      1,340,430
                                          -----------   -----------    -----------    -----------
      Gross profit                            331,126       287,762      1,042,776      1,108,361
                                          -----------   -----------    -----------    -----------

Operating expenses:
  Research and development                    149,380       121,153        371,626        282,821
  Selling and marketing                        49,791        49,903        144,129        225,931
  General and administrative                  116,735       100,709        358,503        495,614
                                          -----------   -----------    -----------    -----------
      Total operating expenses                315,906       271,765        874,258      1,004,366
                                          -----------   -----------    -----------    -----------

      Income from operations                   15,220        15,997        168,518        103,995
                                          -----------   -----------    -----------    -----------


Other (income) expense
  Interest income                                --            (302)          (252)          (805)
  Interest expense                              6,327         9,943         21,257         26,531
                                          -----------   -----------    -----------    -----------
                                                6,327         9,641         21,005         25,726
                                          -----------   -----------    -----------    -----------


      Income tax expense                         --            --             --             --

      Net income                          $     8,893   $     6,356    $   147,513    $    78,269
                                          ===========   ===========    ===========    ===========

      Income per common share             $       .00   $       .00    $       .02    $       .01
                                          ===========   ===========    ===========    ===========


Weighted average number of common and
   common equivalent shares outstanding     8,728,656     8,459,821      8,745,873      9,089,266
                                          ===========   ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                 Nine months ended  November 30,
                                                              1995          1994
                                                         ---------    ---------
Cash flows from operating activities:
    Net income                                           $ 147,513    $  78,269
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
    Depreciation                                            80,675       69,509
    Amortization                                            51,544      178,669
    Provision for losses on accounts receivable             28,680       (1,685)
    Payments in stock                                        3,650         --
Changes in operating assets and liabilities, net of
       acquisition of Applied Micro Management
    Decrease in trade receivables                           43,451       95,645
    Decrease (increase) in prepaid expenses                (29,489)      36,520
    Decrease (increase) in other current assets              4,657         (665)
    Increase (decrease) in accounts payable               (136,614)      15,217
    Increase (decrease) in deferred revenue                 84,511     (429,847)
    Increase (decrease) in accrued compensation            (64,630)      13,488
    Decrease in accrued payroll taxes                      (88,456)        --
    Increase (decrease) in other current liabilities        (2,775)      67,599
                                                         ---------    ---------
       Total adjustments                                   (24,796)      44,450
                                                         ---------    ---------
       Cash provided by operating activities               122,717      122,719
                                                         ---------    ---------

Cash flows from investing activities:
    Capital expenditures                                   (48,253)     (32,244)
    Cash paid for acquisition                                 --        (22,500)
                                                         ---------    ---------
       Cash flows used in investing  activities            (48,253)     (54,744)
                                                         ---------    ---------

Cash flows from financing activities:
    Bank overdraft                                            --         30,135
    Principal payments under capital lease obligations (32,148) (34,399) Repayment of bank loans assumed in the
       Applied Micro Management, Inc. acquisition           (6,123)     (10,041)
    Net repayment to officer                               (60,000)     (57,000)
    Repurchase of preferred stock                             --        (50,000)
    Proceeds from issuance of common stock                  31,265       53,330
                                                         ---------    ---------
       Cash flows used in financing activities             (67,006)     (67,975)
                                                         ---------    ---------

Increase in cash and cash equivalents                        7,458            0
Cash and cash equivalents at beginning of period            22,795            0
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  30,253    $       0
                                                         =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
       Interest                                          $  21,257    $  26,531
                                                         =========    =========


The accompanying notes are an integral part of the financial statements.


                HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                November 30, 1995


(1) BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 1995. In the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three and nine month periods ended November 30, 1995, may not be indicative of the results that may be expected for the year ending February 29, 1996.

(2) PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

           Property under capitalized leases    $  310,006
           Furniture and equipment                 344,410
                                                ----------
                                                $  654,416
                                                ==========

(3) NOTES PAYABLE

Notes payable to officer totaling $60,000 that were outstanding at February 28, 1995, were paid in full as of March 1, 1995.

In August 1993, the Company assumed a $31,223 note payable related to the acquisition of certain assets of Applied Micro Management. This note payable was paid in full as of August 3, 1995.

(4) CAPITALIZED COMPUTER SOFTWARE

The Company capitalizes software production costs after technological feasibility has been established and prior to general release to clients.

(5) BUSINESS ACQUISITION

On August 17, 1993, the Company completed the acquisition of the client list and certain assets of Applied Micro Management (AMM) of Belleville, Illinois. The Company issued to AMM 450,000 shares of its restricted common stock, assumed a note payable for $31,223 and paid $24,112 in cash to complete the transaction. The terms of the acquisition also required the payment of additional cash and the issuance of additional stock depending upon the number of former AMM clients converting to the Company's Assurance Long-Term Care SystemTM. The purchase method of accounting was used.

During June 1994, the Company paid an additional $22,500 in cash and issued an additional 100,000 shares of its restricted common stock to AMM. The cash payment and issuance of the Company's restricted common stock was in accordance with the additional compensation provisions of the Company's agreement with AMM in which the Company acquired the client list and certain assets of AMM.

(6) MASTER LICENSE AGREEMENT

On April 21, 1995, the Company signed a twelve (12) month Master License Agreement with AmeriSource Health Corporation (AmeriSource) of Malvern, PA for the Company's Assurance Community Pharmaceutical Care SystemTM. Pursuant to the terms of the agreement, the Company granted to AmeriSource an exclusive license to market and license the software system to retail pharmacies throughout the United States directly or through its affiliate, Pharmacy Care Management Group
(PCMG). As consideration for the Company granting these rights to AmeriSource, the Company received $200,000 cash upon signing the agreement. As further consideration, AmeriSource agreed to license a minimum specified number of new retail pharmacies over the term of the agreement in order to maintain the exclusive status of the Master License Agreement. Additional provisions of the agreement provide for the payment of monthly license and support fees to the Company for each retail pharmacy licensing the software.

(7) CORPORATE NAME CHANGE

The Company changed its Corporate name to Health Outcomes Management, Inc., from Data Med Clinical Support Services, Inc. The Company's Shareholders ratified the name change at the Company's Annual Meeting held on September 21, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THIRD QUARTER ENDED NOVEMBER 30, 1995, COMPARED WITH THE THIRD QUARTER ENDED NOVEMBER 30, 1994:

REVENUE. Revenue for the third quarter ended November 30, 1995, increased by $26,362 to $792,488, a 3.4% increase when compared to the prior year third quarter revenue of $766,126. Revenues for the current period were primarily from revenues generated by the Company's Assurance Long-Term Care SystemTM, Assurance Community Pharmaceutical Care SystemTM and Assurance Homecare SystemTM.

The Company experienced revenue increases from ongoing software support fees, license fees and training fees when compared to the prior year period. Support fee revenue increased by approximately $101,000 or 32.5%. This increase was due in part to an increase in the number of pharmaceutical care clients and former clients of Applied Micro Management that converted to the Company's Assurance products. The Company also experienced revenue increases in licensing fees, primarily from its Assurance Community Pharmaceutical Care SystemTM and its Assurance Homecare SystemTM. Total license fee revenues increased by approximately $90,000 or 68.6% when compared to the prior year period. Revenues from training fees increased by approximately 62% when compared to the prior year period. This was primarily due to additional retail pharmacists training on the Company's Assurance Community Pharmaceutical Care SystemTM. Revenue from sales of services related to client network capabilities decreased by approximately $33,000 or 52.9% due to no new conversions of former Applied Micro Management clients upgrading their network capabilities. Consulting fee revenue decreased by $174,000 or 95.6% when compared to the prior year period. This was the result of the Company's largest client switching from payment of a monthly retainer to recognizing revenue based on actual homecare systems licensed and trained.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total costs and expenses incurred during the quarter ended November 30, 1995, including interest, depreciation and amortization expense, increased by approximately $24,000 or 3.1% when compared to the prior year period. Compensation, benefits and payroll taxes increased by 7.7% when compared to the prior year period. The increase in payroll expenses continues to be modest when compared to previous quarters as the Company has been able to delay hiring additional staff. Administrative expenses such as telephone expense and equipment maintenance increased by approximately $34,000 when compared to the prior year period. Equipment maintenance expense increased by approximately $12,000 as a result of the Company's continuing efforts to upgrade and maintain internal computer equipment. Education and seminars expense increased by approximately $8,300 as the Company focuses on educating employees in new software languages and tools for its next generation of software. Commissions expense paid to commissioned sales representatives decreased by approximately 10.9% due to the decrease in commissionable software license fees. Training expense has decreased by approximately $11,300 when compared to the prior year period. In the prior year period, the Company had non-recurring remote training site expenses associated with the conversion of former clients of Applied Micro Management.

Interest expense decreased by approximately $3,600 or 36.4% when compared to the prior year period. This decrease was partially due to reduced borrowing needs from an officer of the Company. Notes payable to officer were fully paid on March 1, 1995.

Depreciation and amortization expense, including amortization of covenants and other intangibles, decreased by approximately $4,300 or 8.4% during the current year period when compared to the prior year period. This decrease was primarily due to the end of the amortization period for part of the Company's purchased computer software. This decrease was partially offset by increased depreciation expense associated with the purchase and lease of new computer equipment and furniture.


RESULTS OF OPERATIONS

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 1995, COMPARED WITH THE NINE MONTH PERIOD ENDED NOVEMBER 30, 1994:

REVENUE. Revenue for the nine month period ended November 30, 1995, was $2,427,559 down $21,232 or 0.9% when compared to the prior year period revenue of $2,448,791. Revenues for the current period were primarily from revenues generated by the Company's Assurance Long-Term Care SystemTM, Assurance Community Pharmaceutical Care SystemTM and Assurance Homecare SystemTM.

The Company experienced substantial revenue increases from ongoing software support fees and training fees when compared to the prior year period. Revenues from training fees increased by approximately $185,000 or 135.8% when compared to the prior year period. This was primarily due to retail pharmacists training on the Company's Assurance Community Pharmaceutical Care SystemTM. This increase was partially offset by a decrease in training revenue derived from the Company's other products including the long-term care system. Support fee revenue increased by approximately $249,000 or 28.0% when compared to the prior year period. This increase was due in part to an increase in the number of homecare clients, pharmaceutical care clients and former clients of Applied Micro Management that converted to the Company's Assurance product. Non-recurring revenue, primarily license fees, received from former Applied Micro Management clients in last year's nine month period ending November 30, 1994, was approximately $570,000. As a result of no new conversions, license fee revenues decreased by 15.4%. To achieve special discounted license rights, these clients had to complete training by September 1994. This decrease in licensing fee revenue was partially offset by an approximately $229,000 increase in the licensing revenue from the Company's homecare and pharmaceutical care systems. Other revenue increased by approximately 144.3% due in part to the amortization of a lump sum payment received for a long term contract. Revenue from sales of services related to client network capabilities decreased by approximately $150,000 or 70.6%. This decrease can be attributed to no new conversions of former Applied Micro Management clients upgrading network capabilities when compared to the prior period. Consulting fee revenue decreased by $355,000 or 64.8% when compared to the prior year period. This was the result of the Company's largest client switching from payment of a monthly retainer to recognizing revenue based on actual homecare systems licensed and trained.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total costs and expenses incurred during the nine month period ended November 30, 1995, including interest, depreciation and amortization expense, decreased by approximately $90,000 or 3.8% when compared to the prior year period. Total costs excluding interest, depreciation and amortization expense increased by approximately $30,200 or 1.4%. This small increase in costs and expenses is the result of the Company's cost containment goals. Compensation, benefits and payroll taxes increased by 6.1% when compared to the prior year period. The increase in payroll expenses has slowed when compared to previous periods. Administrative expenses, such as telephone expense, equipment maintenance and accounting and legal, increased by approximately 7.6% when compared to the prior year period. Equipment maintenance expense increased by approximately $7,400 or 54.8% as a result of the Company's continuing efforts to upgrade and maintain internal computer equipment. Education and seminars expense increased by approximately $9,600 as the Company focuses on educating employees in new software languages and tools for its next generation of software. Rent expense increased by approximately $7,200 when compared to the prior year period. The increased rent and occupancy costs were due to the addition of new office space at the Company's corporate headquarters. This increase was partially offset by the cessation of rent expense for the Belleville, IL office. This office was closed in the prior year period. Commissions expense paid to commissioned sales representatives decreased by approximately 26.2% when compared to the prior year period. This decrease is primarily due to the decrease in commissionable software license fees. Travel and training expenses decreased by approximately $46,700 when compared to the prior year period. In the prior year period, the Company had non-recurring travel obligations and remote training site expenses associated with the conversion of former clients of Applied Micro Management. Outside consultant expenses decreased by $18,800 or 11.2%. During the prior year period, the Company utilized outside consultant services as it assumed additional responsibilities from another company in connection with the Company's agreement with OPTION Care, Inc. The utilization of these outside consultant services has decreased.

Interest expense decreased by approximately $5,300 or 19.9% when compared to the prior year period. This decrease was partially due to reduced borrowing needs from an officer of the Company. Notes payable to officer were fully paid on March 1, 1995.

Depreciation and amortization expense, including amortization of covenants and other intangibles, decreased by approximately $116,000 or 46.7% during the current year period when compared to the prior year period. This decrease was primarily due to the expiration of the write-off period for certain assets and intangibles related to the acquisition of certain assets of Applied Micro Management, Inc. This decrease was partially offset by increased depreciation expense associated with the purchase and lease of new computer equipment and furniture.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL. The Company had a working capital deficit of ($204,798) at November 30, 1995, compared to a deficit of ($427,130) at February 28, 1995; an improvement of $222,332. This decrease in working capital deficit can be attributed primarily to the Company recording net income of $147,513 for the nine month period ended November 30, 1995.

The Company's negative working situation continues.

Improved capital availability and the ability to continue operations will ultimately depend on strong sales performances of the Company's Assurance Long-Term Care SystemTM and the Assurance Community Pharmaceutical Care SystemTM. There can be no assurance that sales results will improve and that the Company will experience continued profitable operations.

ADDITIONAL CAPITAL REQUIREMENTS. Management believes that the Company may require additional financing of up to $100,000 during the balance of fiscal 1996 if sales expectations are not met. Management believes that the Company will be able to meet its short term cash needs for 1996 without any external financing or cost reductions.

Notes payable to officer outstanding as of February 28, 1995, were fully paid off on March 1, 1995.


                                     PART II


Item 4 - Submission of Matters to a Vote of Securities Holders

At the Annual Meeting of the stockholders of the Company held on September 21, 1995, the stockholders elected to the Board of Directors those nominees as listed in the proxy statement. Those individuals are William A. Peter, Jr., Michael J. Frakes, Robert J. Cipolle and Jerry L. Hoganson. These individuals constitute the entire Board of Directors of the Company.

The stockholders also ratified an amendment to the Company's articles of incorporation to change the name of the Corporation to "Health Outcomes Management, Inc."

No other matters were submitted to a vote of the security holders.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

           3(a) Amendment to the Articles of Incorporation of Health Outcomes Management, Inc.

           3(b)   Amendment to the Articles of Incorporation of HO
                  Management, Inc.

          11      Schedule showing calculation of earnings per share.

          27      Financial Data Schedule

(b)   Reports on Form 8-K

         None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Health Outcomes Management, Inc.
                                            (registrant)


Date: January 9, 1996                    By:   /s/   William A. Peter, Jr.
      ----------------                      ------------------------------
                                                  William A. Peter, Jr.
                                                  President, CEO


Date: January 9, 1996                    By:   /s/   Russell Jackson
     -----------------                      ------------------------
                                                  Russell Jackson
                                                  Chief Financial Officer and
                                                  Principal Financial Officer


                                Index to Exhibits

Exhibit


  3(a) Amendment to the Articles of Incorporation of Health Outcomes Management, Inc.

  3(b)   Amendment to the Articles of Incorporation of HO Management, Inc.

 11      Schedule showing calculation of earnings per share.

 27      Financial Data Schedule