Form 10QSB/A
period 1995-11-30
HEALTH OUTCOMES MANAGEMENT INC
filed 1996-02-02
CIK 804157

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 FORM 10-QSB(A)

(Mark One)

[X] AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

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

         Condensed Consolidated Balance Sheets November 30, 1995 and February 28, 1995.

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
                                                     =========    =========


The accompanying notes are an integral part of the financial statements.



                                                             November 30,
                                                                 1995         February 28,
                                                             (Unaudited)          1995

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable, current portion (note 3)                          --            6,123
    Notes payable to officer, current portion (note 3)               --           60,000
    Current installments of obligation under capital leases        60,101         48,187
    Accounts payable                                               91,320        227,934
    Deferred revenue, current portion                             200,187        115,676
    Accrued compensation                                           64,421        129,051
    Accrued payroll taxes                                          19,206        107,662
    Other current liabilities                                      33,985         36,760
                                                              -----------    -----------
            Total current liabilities                             469,220        731,393
                                                              -----------    -----------

Obligation under capital leases, excluding
     current installments                                          96,579        112,560
                                                              -----------    -----------
            Total liabilities                                     565,799        843,953
                                                              -----------    -----------

Stockholders' deficit:
    Common stock--$.01 par value. Authorized 15,000,000
       shares; 8,099,885 outstanding at November 30, 1995
       and 7,949,385 outstanding at February 28, 1995              80,999         79,494
    Additional paid-in capital                                  4,565,719      4,532,309
    Accumulated deficit                                        (4,661,273)    (4,808,786)
                                                              -----------    -----------
            Total stockholders' deficit                           (14,555)      (196,983)
                                                              -----------    -----------
Total liabilities and stockholders' deficit                   $   551,244        646,970
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


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

         3(a) Restated Articles of Incorporation of Health Outcomes Management, Inc.

         3(b)     Restated Articles of Incorporation of HO Management, Inc.

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



                                            Health Outcomes Management, Inc.
                                            (registrant)


Date: January 9, 1996                    By:   /s/   William A. Peter, Jr.
      ----------------                      ------------------------------
                                               William A. Peter, Jr.
                                               President, CEO


Date: January 9, 1996                    By:   /s/   Russell Jackson
     -----------------                      ------------------------
                                               Russell Jackson
                                               Chief Financial Officer and
                                               Principal Financial Officer




                                Index to Exhibits



Exhibit


3(a)     Restated Articles of Incorporation of Health Outcomes Management, Inc.

3(b)     Restated Articles of Incorporation of HO Management, Inc.

11       Schedule showing calculation of earnings per share.

27       Financial Data Schedule