Form 10KSB
period 1996-02-29
HEALTH OUTCOMES MANAGEMENT INC
filed 1996-06-03
CIK 804157

May 31, 1996


Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549-1004

Re:      Health Outcomes Management, Inc.
         Form 10-KSB for the year ended February 29, 1996
         File No. 0-15936

Dear Sir or Madam:

Pursuant to Section 13 of the Exchange Act transmitted herewith for filing is the Form 10-KSB of Health Outcomes Management, Inc. for the year ended February 29, 1996, including exhibits.

The Company's payment in the amount of $250.00 has been previously transmitted to Mellon Bank in payment of the filing fee.

Please call the undersigned at 612-378-3053 with any comments or questions.

Sincerely,

Russell Jackson
Chief Financial Officer


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    Issuer's revenue for its most recent fiscal year was $3,182,718.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 1996 was approximately $3,935,495.

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding at May 1, 1996 was 8,327,885.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE




                        HEALTH OUTCOMES MANAGEMENT, INC.
                                   FORM 10-KSB
                                      INDEX





Part I:

Item 1.     Business
Item 2.     Properties
Item 3.     Legal proceedings
Item 4.     Submission of matters to a vote of security holders


Part II:

Item 5.     Market for registrant's common stock and related stockholder matters
Item 6. Management's discussion and analysis of financial condition and results of operations
Item 7.     Financial statements and supplementary data
Item 8.     Disagreements on accounting and financial disclosure


Part III:

Item 9.     Directors and officers of the registrant
Item 10.    Executive compensation
Item 11.    Security ownership of certain beneficial owners and management
Item 12.    Certain relationships and related transactions
Item 13.    Compliance with Section 16(a) of the Exchange Act

Part IV:

Item 13.    Exhibits, financial statement schedules, and reports on Form 8-K




PART I

Item 1.  Business

The Company

Health Outcomes Management, Inc. ("The Company"), formerly known as Data Med Clinical Support Services, Inc., was incorporated in February of 1986. On September 21, 1995, the Company's shareholders approved a change of the Corporate name to Health Outcomes Management, Inc. The term "the Company" as used herein includes Health Outcomes Management, Inc. and subsidiaries, unless otherwise indicated.

The Company completed the acquisition of certain assets and the client list of Applied Micro Management, Inc. (AMM) of Belleville, IL on August 17, 1993. AMM was a competitor of the Company in the long-term care software services business.

On June 15, 1994, the Company formed Pharmaceutical Care Outcomes, Inc. as a wholly owned subsidiary. The primary purpose of the new corporation is to continue to refine the Assurance Coordinated Pharmaceutical Care System(TM), market it to pharmacies across the United States and work closely with the Institute of Pharmaceutical Care at the University of Minnesota in the practice of comprehensive Pharmaceutical Care.

On July 26, 1995, the Company formed HO Management, Inc. as a wholly owned subsidiary.


Description of Business

The Company primarily licenses its proprietary clinical support and financial software services to Long-Term Care facilities, home healthcare agencies, retail pharmacies and hospitals. The principal elements of the Company's services include software, training and 24-hour telephone support.

The Company markets its services under the trade name "ASSURANCE 2001". These comprehensive services are designed to give health care professionals the assurance that productivity and costs are being carefully managed, and to give clinicians the assurance that patient care is optimized by using some of the most advanced technology available to provide successful patient healthcare outcomes.



The Products

Long-Term Care Products

The Company markets computer software services to nursing homes to provide the clinical documentation required by federal regulation. A shortage of nurses also makes computerized clinical records desirable. The Assurance Long-Term Care System (TM) includes a relational data base. The Company also provides Point-of-Care remote data collection software for use at nursing stations. The Company's Assurance Financial System (TM) software may be installed singularly or as a complete system with the clinical documentation system.

Health Outcomes Management's Assurance Nutrition System (TM) allows nursing homes the ability to provide a nutritional consult which is specifically geared to the severity of the patient's nutritional status. Studies indicate that many patients suffer from malnutrition. The patient's nutritional status plays a major role in determining the outcome of any medical intervention.

Home Healthcare Agencies

The Assurance Homecare System (TM) is designed for the collection and analysis of information needed to manage homecare patients when they no longer need to be in a hospital after a sickness and are being cared for at home. Nurses can record their findings at a patient's home using Health Outcomes Management's unique Point-of-Care Software (TM) and a notebook computer. All information is then made available to the homecare agency and to the physicians via a relational data base for activities such as clinical trend analysis and prompt billing. A private label version of this product is provided to Option Care, Inc. who operates 199 homecare franchises in 40 states. The Company's Assurance Financial System (TM) software may be installed singularly or as a complete system with the clinical documentation system.

Retail Pharmacy

The Assurance Coordinated Pharmaceutical Care System (TM) utilizes pharmacy protocols that have been developed for the most cost effective treatment of patients who are using many drugs, often from several doctors as well as over-the-counter drugs. This system is a quality assurance and continuous quality improvement approach to caring for patients. The system provides a major step forward in the everyday practice of pharmacy in retail community pharmacies. A major emphasis of this system is outcome management to enhance the patient's quality of life cost effectively.

Hospitals

Hospitals may utilize several of the Company's software services. Rehabilitation hospitals utilize a customized computerized system specifically for the needs of the rehabilitation market segment. Procedures and reports are specific for the needs of treating acute care, long-term care and outpatient rehabilitation patients. Outcome management techniques are included to improve the likelihood of successful patient health outcomes.

Pharmacokinetics is the study of how drugs get into and out of a patient's body and the changes which take place while they are in the body. The Assurance Kinetics System (TM) makes it easier, faster and less costly to calculate proper dosages, and to track schedules of commonly monitored drugs. The heart of Health Outcomes Management's Assurance Kinetics System (TM) is the unique Health Outcomes Management software, updated with the latest findings in pharmacokinetic research.

Studies indicate that many patients in hospitals are suffering from malnutrition. The patient's nutritional status plays a major role in determining the outcome of any medical intervention. Health Outcomes Management's Assurance Nutrition System (TM) allows an institution or physician to provide a nutritional consult which is specifically geared to the severity of the patient's nutritional status.

Continuing Support Services

All computerized Health Outcomes Management systems are licensed with an agreement for Health Outcomes Management to provide continuing support services on a 24-hour-a-day, 7 day-a-week basis via our telephone helpline
(1-800-STAT-911).

Competition

The market for clinical information and financial software systems and services continues to undergo rapid development and is highly competitive. Although no one company directly competes with Health Outcomes Management's complete line of services, many companies offer services that compete directly with individual Health Outcomes Management services, or offer alternatives to such services.

The Company's principal competition in the market for the Assurance Long-Term Care System (TM) and Assurance Financial System (TM) include Care Computer, Genesis, Beechwood, AA Data Systems, Acheive, Melyx, and Long-Term Care Computer Systems as well as about eighty-five other suppliers.

The Assurance Homecare System (TM) and the private label Homecare System (FOCIS) which Health Outcomes Management is marketing to Option Care, Inc.'s franchises, has principally the following competitors: Infomed, Sandata, Delta, Kiyo, ProMac, RX:Home and Mesta Med.

In the market for the drug dosing and nutritional support competition consists of Simkin, Cedar Systems and the Diagnostics Division of Abbott. The Abbott product is intended primarily to serve as a complement to Abbott's laboratory instruments.

The Company believes that the Assurance Long-Term Care System 2001 (TM) and Assurance Homecare System 2001 (TM) are leading clinical products in their fields. Company management believes that the Company's comprehensive clinical services distinguish its products from the competition. The Company believes that competitors could introduce new competing comprehensive clinical services and products but not without significant investments of time and capital. Many of the Company's competitors, however, do have greater financial and marketing resources than the Company.

In the area of Pharmaceutical Care, competition consists primarily of Carepoint, Encara, CareStream and MedOutcomes. Many pharmacy dispensing systems advertise that they also do pharmaceutical care. However, the Company believes that dispensing systems do not provide actual patient care and drug outcomes measurement.

Sales and Marketing

The Company's products are presently marketed through direct marketing efforts. The direct approach consists of efforts by Company personnel and commissioned sales representatives in the promotion and sales of products and services into all of the Company's markets.

The Company's marketing strategy is to establish itself as the leader in providing clinical support services by placing a major emphasis on the service component of its business. To accomplish this, the Company has implemented the following strategies:

      * Offer a wide variety of clinical and financial support services that are adaptable to multiple health care applications and settings such as long-term care facilities, retail pharmacies, home healthcare agencies and hospitals.

      * Distinguish Health Outcomes Management as a technological leader. The Company's staff of Doctors of Pharmacy, Registered Nurses, and computer programming experts enables Health Outcomes Management to stay on the leading edge in research and patient outcome management technology.

      * Provide a 24-hour-a-day helpline (l-800-STAT-911) so that Health Outcomes Management clinical and financial experts are available on a seven day, 24-hour basis to provide clinical and financial support services to its clients.

      * Exhibit the Company's products and services at important national trade shows and technical convocations.

      *     Develop strategic alliance with healthcare providers.


The ASSURANCE 2001 systems are stand alone services which can be integrated, but are designed to meet specific productivity and outcome management needs of practitioners and clinicians. They are generally sold directly by the Company to existing clients and to prospects generated from magazine advertising, trade shows, direct mailings and direct sales efforts.

Significant Clients

During the year ended February 29, 1996, two clients accounted for approximately 44% of total revenue. In 1995 and 1994, one client accounted for approximately 31% and 26%, respectively, of total revenues. During April 1996, the Company terminated the relationship with one of its two major clients in order to pursue other marketing arrangements. Revenues from this client constituted approximately 21% of the Company's total 1996 revenue. Revenues from the client were not material in 1995 and 1994.

Research and Development

The Company spent approximately $503,000, $383,000 and $203,000 for research and development efforts in 1996, 1995, and 1994, respectively.

Government Regulation

Medical products and devices are subject to extensive federal regulations by the United States Food and Drug Administration (the "FDA") and are also subject to state regulations. The FDA has not adopted any substantive regulation on computer software or related services.

Changes in reimbursement formulas and in the types of items eligible for reimbursement under government funded health care programs have affected the health care industry generally and may, directly or indirectly, affect the market for the Company's products and services.

Copyrights, Patents and Trademarks

Computer software systems, which form an integral part of the Company's products and services, may, in general, be copyrighted, but copyright laws do not provide complete protection from unauthorized use.

The Company currently holds no patents with respect to any of its products or services, but may seek patent protection in the future. Currently, the Company seeks to protect proprietary information regarding its products and services as trade secrets by utilizing nondisclosure agreements with its employees, clients and others who are permitted access to such information.

Employees

On May 1, 1996, the Company employed 29 staff members. In addition, the Company was utilizing the services of 7 independent marketing representatives. The Company is not subject to any collective bargaining agreements and considers it relationships with employees to be good.

Item 2.  Properties

The Company leases its corporate office and training facilities, which are located at 233l University Avenue Southeast in Minneapolis, Minnesota. The facilities are covered by an operating lease with an original term of three (3) years commencing January 1, 1992. On March 29, 1995, the Company leased additional office space. Under the terms of the agreement the Company signed a lease extension for all space in its corporate office facility. The lease term for all office space was extended to December 31, 1997 with an option for an additional two years. Rent is payable monthly in the amount of $11,187. In addition to such rent, the Company is obligated to pay certain operating costs and increases in real property taxes. Such facility consists of approximately 9,652 square feet.

The Company previously leased office facilities in Belleville, IL. That facility was closed on September 30, 1994 and the month to month lease was terminated at that time.

The Company currently maintains insurance for general property and liability insurance claims in an aggregate amount which it believes to be sufficient given the nature of its business. These policies generally provide coverage on a claims made or occurrence basis and have certain exclusions from coverage. These insurance policies must be renewed annually. There can be no assurance that insurance coverage will be adequate to cover liability claims that may be asserted against the Company or that adequate insurance will be available in the future at acceptable cost. The Company does not have insurance against liabilities arising in connection with errors and omissions in its computer software.

Item 3.  Legal Proceedings.

As of May 1, 1996, the Company was not involved in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of stockholders during the Company's fourth quarter.

Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

The Company's common stock is traded in the over-the-counter market and is quoted by the National Quotation Bureau. The following tables reflect the quarterly high and low bid quotations for the Company's stock. These quotations represent inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                   STOCK PRICE

          1996                              1995
- ------------------------------------------------------------------
QUARTER     HIGH      LOW            QUARTER     HIGH       LOW
            ----      ---                        ----       ---
First      $  .94     $  .50         First       $  .60     $  .44
Second     $ 1.12     $  .81         Second      $  .58     $  .40
Third      $  .94     $  .69         Third       $  .50     $  .34
Fourth     $  .69     $  .50         Fourth      $  .60     $  .33

As of May 13, 1996, there were approximately 280 shareholders of record of the Company's common stock.

To date, the Company has paid no dividends, and it does not intend to pay dividends in the foreseeable future. Future dividend policy with respect to the Common Stock will depend on conditions existing at the time, including the Company's earnings, if any, capital needs, financial condition, general business conditions and other factors considered by the Board of Directors.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL. Health Outcomes Management, Inc., is a developer and supplier of proprietary computer software and services to the healthcare industry. Revenues are derived primarily from four sources: (1) licensing computerized clinical and financial information management software systems, (2) providing on-going software support services, (3) software training services and (4) consulting services. License and training fees are usually paid at the beginning of the license term, which is generally from one to six years in duration. Annual and monthly support fees pay for periodic software updates, telephone helpline support and software usage.

FISCAL 1996 v. FISCAL 1995

REVENUE. For 1996, revenue was essentially flat at $3,182,718. Total revenue rose $13,900, or 0.4%, from $3,168,818 in 1995. Revenue received from client support fees increased 28.7%, license fees 10.6% and software training fees 102.7%. Decreases in consulting revenue and sales of client networking systems offset these increases.

During 1996, the Company introduced the Assurance Coordinated Pharmaceutical Care System (TM). Revenues generated from this software system accounted for 69.8%
of the total increase in client support fees, and all of the increase in training fees, and offset decreases in license fees received from Long-Term Care and Hospital products.

Consulting fee revenue decreased 74.1%, primarily reflecting changes in the method of reimbursement by the Company's largest client. During 1995, the Company received monthly retainer fees; in 1996 the Company received reimbursement based on the number of Homecare systems licensed and trained. See
Note 11 to the Consolidated Financial Statements for discussion of this arrangement.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total expenses, including interest, depreciation and amortization decreased 2.2% to $3,087,103 from $3,157,823 in 1995. Total operating expenses decreased 6.4% to $1,194,859 from $1,276,178 in 1995. Compensation, benefits and payroll taxes increased 5.6% in 1996. Administrative expenses such as telephone, accounting, legal, postage, supplies, education and equipment maintenance increased 4.2% during 1996. Expense increases were principally due to increased equipment maintenance costs associated with the upgrade of existing computer equipment and increased education expenses for computer programmers. Commissions paid to sales representatives decreased 12.9% due to decreases in commissionable license fees. Travel expenses, fees paid to outside consultants and new client training expenses also decreased when compared to 1995. Expenses associated with advertising and marketing increased by 8.1%.

Net interest expense decreased 27.6% to $25,927 from $35,826, primarily due to reduced borrowing from an officer of the Company. During 1996, the Company's interest costs related primarily to leased computer and office equipment.

Depreciation and amortization expenses decreased 42.7% to $171,531 from $299,524. Amortization of various intangible costs associated with the 1993 acquisition of certain assets of Applied Micro Management, Inc. was completed in 1995.

FISCAL 1995 v. FISCAL 1994

REVENUE. Revenue for the year ended February 28, 1995 increased $767,127 or 31.9% when compared to the prior year. Increased revenues from support fees and consulting revenue accounted for approximately 45% and 28% of the increase, respectively. Revenues from training fees, hardware and other software sales also increased during the year. License fee revenues decreased by approximately 5%. This was primarily due to a decrease in homecare license fees which was the result of the Company's largest client switching to a monthly, flat fee payment system, instead of making payments based on actual homecare systems licensed. See Note 11 to the Consolidated Financial Statements for discussion of this arrangement.

Revenues from software support fees continued to show significant growth during the year. Support fee revenue increased by approximately 40%. Support fee revenue received from all of the Company's products increased with the exception of the Company's Hospital based clients which decreased by approximately 24%. Training fees increased by approximately 96% primarily due to increase in Long-Term Care client training and the initial pharmacies training on the Company's Assurance Community Pharmaceutical Care System (TM).

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total costs and expenses increased by approximately $850,500 or 37% from the previous year. This compares to an approximately 72% increase in the previous fiscal year. Increased payroll costs, including taxes and benefits, accounted for approximately 59% of this increase. Payroll costs increased by approximately 46% when compared to the prior year. The increased payroll costs were primarily the result of hiring new staff to handle the increased level of support, development and training associated with expanded contract responsibilities for Option Care. Under the terms of the February 1, 1994 agreement, the Company assumed additional support and training responsibilities for the entire Option Care private label software system. The closing of the Company's Belleville, IL office and the termination of those employees did not have a material effect on the comparability of payroll costs with the prior year.

Commissions paid to independent sales representatives increased by approximately 58%. The increase was the result of an approximately 54% increase in commissionable license fees. Marketing and advertising expenses increased by approximately 30% as the Company focused additional advertising and marketing on Subacute and Transitional Care nursing facilities. Support service costs increased by approximately 78% due to the increase in the number of Option Care clients supported and the increased number of Long-Term Care clients receiving support services. Travel and administrative expenses decreased by approximately 10% from the prior year.

Interest expense increased by approximately 6% for the year. This increase was primarily the result of the Company leasing additional office and computer equipment.

Depreciation and amortization expense increased by approximately $106,000 or 55% during the year. Approximately $96,000 of the increase is related to amortization of non-compete covenants, computer software and the client list associated with the Company's August 1993 acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 1996, the Company had a working capital deficit of $(237,560) compared to a deficit of $(427,130) at February 28, 1995, an improvement of $189,570. The improvement in the working capital position was principally due to continued profitable operations for the year.

The Company's negative working capital situation continues. Improved capital availability will ultimately depend on improved sales performance and continued cost containment of all operational costs. There can be no assurance that sales results will continue to improve and that the Company will experience continued profitable operations.

The Company does not have commitments to purchase additional equipment, but does plan to continue to fund software development efforts at approximately the same levels as the past year.

The Company believes that it may have short-term cash needs. If the need arises, the Company will supplement its cash needs with the available line of credit discussed in Note 15 to the Consolidated Financial Statements. An officer and major shareholder of the Company has also agreed to make short-term interest bearing advances to the Company as needed.

See Note 2 to the Consolidated Financial Statements for a discussion of management's plans about future operations.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties, including the availability of sufficient working capital should the Company experience unexpected operating losses, increased market acceptance and market penetration of the Company's Assurance Coordinated Pharmaceutical Care
System (TM), improved sales performance of all of the Company products, changes in government regulations and continued containment of operational costs. In addition, the market for clinical information and financial software systems and services is highly competitive, and the Company's results may be adversely affected by the actions of existing or future competitors including the introduction of new products and technologies prior to introduction by the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In fiscal 1995, the Company was required to adopt Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under provisions of this statement, the Company would be required to classify marketable debt and equity securities in one of three categories: trading, available-for-sale or held-to-maturity. SFAS No. 115 has no significant impact on the Company's financial condition as the Company does not presently have Investments in Debt and Equity Securities.

During fiscal 1996, the Company was not required to nor chose to adopt any new accounting standard that had any significant impact on the financial statements. In fiscal 1997, the Company intends to adopt the disclosure provisions of the Financial Accounting Standards Board Statement No. 123, accounting for Stock-Based Compensation, while continuing to account for options and other stock-based compensation using the intrinsic value-based method.

Item 7.  Financial Statements and Supplementary Data.

The following Consolidated Financial Statements of the Company and the Independent Auditors' Report thereon are included on this Form 10-KSB



Independent Auditors' Report



Consolidated Balance Sheets - February 29, 1996 and February 28, 1995



Consolidated Statements of Operations - Years Ended February 29, 1996, February 28, 1995 and February 28, 1994



Consolidated Statements of Changes in Stockholders' Deficit - Years Ended
   February 29, 1996, February 28, 1995 and February 28, 1994



Consolidated Statements of Cash Flows - Years Ended February 29, 1996, February 28, 1995 and February 28, 1994



Notes to Consolidated Financial Statements


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders'
Health Outcomes Management, Inc.:


We have audited the accompanying consolidated balance sheets of Health Outcomes Management, Inc. (the Company) and subsidiaries as of February 29, 1996 and February 28, 1995, and the related statements of operations, changes in stockholders' deficit and cash flows for each of the fiscal years in the three-year period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Outcomes Management, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 29, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Health Outcomes Management, Inc. will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company's net working capital deficiency and stockholders' deficit raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG Peat Marwick LLP


Minneapolis, Minnesota
April 10, 1996





Health Outcomes Management, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
February 29, 1996 and February 28, 1995


                                                                      1996            1995
- ---------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                     $    68,657         22,795
    Trade receivables, less allowance for doubtful accounts
         of $15,000 and $25,000, respectively                         140,219        262,742
    Prepaid expenses                                                   43,805         13,229
    Other current assets                                                  679          5,497
                                                                  -----------    -----------
            Total current assets                                      253,360        304,263

Property and equipment, net of accumulated depreciation               180,353        207,760

Other assets, net of accumulated amortization of
    $286,867 and $226,229, respectively                                82,601        134,947
                                                                  -----------    -----------
            Total assets                                          $   516,314        646,970
                                                                  ===========    ===========


Liabilities and Stockholders' Deficit
Current liabilities:
    Notes payable                                                          --          6,123
    Note payable to officer                                                --         60,000
    Current installments of obligation under capital leases            58,928         48,187
    Accounts payable                                                  126,936        227,934
    Deferred revenue                                                  193,660        115,676
    Accrued compensation                                               74,955        129,051
    Accrued payroll taxes                                              20,222        107,662
    Other current liabilities                                          16,219         36,760
                                                                  -----------    -----------
            Total current liabilities                                 490,920        731,393
                                                                  -----------    -----------

Obligation under capital leases, excluding current installments        81,962        112,560
                                                                  -----------    -----------
            Total liabilities                                         572,882        843,953
                                                                  -----------    -----------

Stockholders' deficit:
    Series A, convertible preferred stock, $.01 par value:
      Authorized - 1,000,000
      Issued and outstanding shares - none                                --             --
    Common stock--$.01 par value:
      Authorized - 15,000,000
      Issued and outstanding shares - 8,327,885 and
       7,949,385, respectively                                         83,279         79,494
    Additional paid-in capital                                      4,665,724      4,532,309
    Accumulated deficit                                            (4,713,171)    (4,808,786)
    Note receivable from officer                                      (92,400)           --
                                                                  -----------    -----------
            Total stockholders' deficit                               (56,568)      (196,983)
                                                                  -----------    -----------
Commitments and contingencies (notes 6 & 13)
            Total liabilities and stockholders' deficit           $   516,314        646,970
                                                                  ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.



Health Outcomes Management, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended February 29, 1996, February 28, 1995 and February 28, 1994



                                             1996           1995           1994
- ----------------------------------------------------------------------------------
Revenues                                 $ 3,182,718      3,168,818      2,401,691
Cost of revenues                           1,866,317      1,845,819      1,316,575
                                         -----------    -----------    -----------
      Gross profit                         1,316,401      1,322,999      1,085,116
                                         -----------    -----------    -----------

Operating expenses:
  Research and development                   502,627        383,263        203,401
  Selling and marketing                      195,668        279,146        253,618
  General and administrative                 496,564        613,769        499,698
                                         -----------    -----------    -----------
      Total operating expenses             1,194,859      1,276,178        956,717
                                         -----------    -----------    -----------

      Income from operations                 121,542         46,821        128,399
                                         -----------    -----------    -----------


Other (income) expense:
   Interest income                              (641)        (1,108)          (743)
   Interest expense                           26,568         36,934         34,811
                                         -----------    -----------    -----------
                                              25,927         35,826         34,068
                                         -----------    -----------    -----------

Income tax expense                              --             --             --
                                         -----------    -----------    -----------
Net income                               $    95,615         10,995         94,331
                                         ===========    ===========    ===========

Income per common share                  $       .01            .00            .01
                                         ===========    ===========    ===========


Weighted average number of common and
  common equivalent shares outstanding     8,720,983      8,974,608      9,536,765
                                         ===========    ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.




Health Outcomes Management, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Years ended February 29, 1996, February 28, 1995 and February 28, 1994



                                                                                                            NOTE
                          PREFERRED STOCK               COMMON STOCK          ADDITIONAL                 RECEIVABLE
                        NUMBER          PAR         NUMBER          PAR        PAID-IN     ACCUMULATED      FROM           TOTAL
                       OF SHARES        VALUE     OF SHARES        VALUE       CAPITAL       DEFICIT       OFFICER        DEFICIT
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCES,
  FEBRUARY
    28, 1993            625,000         6,250     7,141,700        71,417     4,269,856    (4,914,112)         --        (566,589)

Issuance of
   common stock
   for acquisition         --            --         450,000         4,500       200,250          --            --         204,750

Proceeds from
   stock options
   exercised               --            --          48,685           487        17,213          --            --          17,700
Net income                 --            --             --            --            --         94,331          --          94,331
                     ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------

BALANCES,
  FEBRUARY
    28, 1994            625,000         6,250     7,640,385        76,404     4,487,319    (4,819,781)         --        (249,808)

Issuance of
   common stock
   for acquisition         --            --         100,000         1,000        37,500          --            --          38,500

Proceeds from
   stock options
   exercised               --            --           9,000            90         3,240          --             --          3,330

Issuance of
   common stock            --            --         200,000         2,000        48,000          --             --         50,000

Purchase of
   preferred stock     (625,000)       (6,250)          --           --         (43,750)         --             --        (50,000)

Net income                 --            --             --           --             --         10,995           --         10,995
                     ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------

BALANCES,
  FEBRUARY
    28, 1995                  0             0     7,949,385        79,494     4,532,309    (4,808,786)          --       (196,983)

Proceeds from
   stock options
   exercised               --            --         265,500         2,655       110,410            --           --        113,065

Issuance of
   common stock            --            --         113,000         1,130        23,005            --           --          24,135

Net income                 --            --             --            --            --         95,615           --          95,615

Note receivable
   from officer            --            --             --            --            --             --       (92,400)      (92,400)
                     ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
BALANCE AT
  FEBRUARY
    29, 1996                  0    $     --       8,327,885    $   83,279     4,665,724    (4,713,171)      (92,400)      (56,568)
                     ==========    ==========    ==========    ==========    ==========    ==========    ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.




Health Outcomes Management, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended February 29, 1996, February 28, 1995 and February 28, 1994

                                                                                   1996         1995         1994
- -------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                                  $  95,615       10,995       94,331
                                                                                ---------    ---------    ---------

Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation                                                                  110,893      103,673       68,782
    Amortization                                                                   60,638      195,850      124,434
    Provision for losses on accounts receivable                                    36,160        7,425       80,000
    Gain on disposal of equipment                                                    --            671         --
    Payments in stock                                                               9,135         --           --
    Consulting fees in lieu of repayment of notes payable
         to customer                                                                 --           --       (120,000)
Changes in operating assets and liabilities, net of
         acquisition of Applied Micro Management
    Decrease (increase) in trade receivables                                       86,363       (6,100)    (260,222)
    Decrease in other receivables                                                    --           --         10,000
    Decrease (increase) in prepaid expenses                                       (30,576)      94,605      (51,964)
    Decrease (increase) in other current assets                                     4,818       (3,137)          74
    Increase (decrease) in accounts payable                                      (100,998)      44,038       88,987
    Increase (decrease) in deferred revenue                                        77,984     (407,442)      95,721
    Increase (decrease) in accrued compensation                                   (54,096)      25,873       29,152
    Increase (decrease) in payroll taxes                                          (87,440)      61,820      (18,895)
    Increase (decrease) in other current liabilities                              (20,541)      31,992        4,659
                                                                                ---------    ---------    ---------
       Total adjustments                                                           92,340      149,268       50,728
                                                                                ---------    ---------    ---------
       Cash provided by operating activities                                      187,955      160,263      145,059
                                                                                ---------    ---------    ---------

Cash flows from investing activities:
    Capital expenditures                                                          (63,697)     (40,436)     (74,419)
    Cash paid for acquisition                                                        --        (22,500)     (24,112)
                                                                                ---------    ---------    ---------
       Cash flows used in investing  activities                                   (63,697)     (62,936)     (98,531)
                                                                                ---------    ---------    ---------

Cash flows from financing activities:
    Bank overdraft                                                                   --         (8,488)       8,488
    Principal payments under capital lease obligations                            (47,938)     (44,888)     (22,629)
    Repayments of bank loans assumed in the
       Applied Micro Management, Inc. acquisition                                  (6,123)     (17,486)     (12,279)
    Net repayment of loans to officer                                             (60,000)      (7,000)     (38,000)
    Proceeds from issuance of common stock                                         35,665       53,330       17,700
    Repurchase of preferred stock                                                    --        (50,000)        --
                                                                                ---------    ---------    ---------
       Cash flows used in financing activities                                    (78,396)     (74,532)     (46,720)
                                                                                ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents                                   45,862       22,795         (192)
Cash and cash equivalents at beginning of year                                     22,795            0          192
                                                                                ---------    ---------    ---------
Cash and cash equivalents at end of year                                        $  68,657       22,795            0
                                                                                =========    =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
       Interest                                                                 $  27,661       37,442       37,234
                                                                                =========    =========    =========



The accompanying notes are an integral part of the consolidated financial statements.




Health Outcomes Management, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 29, 1996


1. SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS Health Outcomes Management, Inc., (the Company) formerly known as Data Med Clinical Support Services, Inc., and its wholly owned subsidiaries, develop and supply computer software systems and services to the healthcare industry.

The Company markets clinical and financial software and related services used for the management of Community Pharmacies, Long-Term Care Nursing Facilities, Homecare Facilities and Hospital Departments.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES The company utilizes Financial Accounting Standard No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation of property and equipment is provided over the useful lives of the respective assets on a straight-line basis. The useful lives for financial reporting purposes range from three to five years.

RESEARCH AND DEVELOPMENT Research and development costs are charged to expense as incurred.

REVENUE RECOGNITION Revenue is recognized upon delivery of software and clients' completion of required training programs.

DEFERRED REVENUE Deferred revenue is recorded when payments are received from clients in advance of services being provided, usually pursuant to long-term contracts or annual support agreements. Deferred revenue is amortized monthly over the life of the agreements, usually from one to five years.

NET INCOME PER COMMON SHARE Income per common share is computed based on the weighted average number of common shares outstanding during the period. Common stock issuable upon exercise of stock options, warrants or upon conversion of Preferred Stock is included in the income per share calculation.

CAPITALIZED SOFTWARE The Company capitalizes software production costs after technological feasibility has been established and prior to general release to clients. Annual amortization of capitalized software is based on the greater of the amount computed using the straight-line method over the estimated 36-month economic product life or using the ratio that current gross revenues for the software product bears to the total of current and anticipated future gross revenues for that product.

STATEMENTS OF CASH FLOWS For purposes of reporting cash flows, the Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

2. CONTINUATION AS A GOING CONCERN
The accompanying financial statements are prepared assuming the Company will continue as a going-concern. As of February 29, 1996, the Company had an accumulated deficit of $4,713,171, a stockholders' deficit of $56,568, and a working capital deficit of $237,560. Accordingly, there is doubt about the Company's ability to continue in existence. The Company's continued existence is dependent upon management's ability to continue profitable operations and resolve its liquidity problems. Management anticipates profitability will continue and that liquidity problems will be resolved as a result of the actions described below. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management has adopted the following plans for the coming year:

      * Continue to expand the Company's growing retail pharmacy business which utilizes the Outcome Management technology of the Assurance Coordinated Pharmaceutical Care System (TM).

      * Increase the number of OPTION Care franchisees using the Company's software for homecare which includes Outcome Management technology.

      * Expand the Company's marketing efforts in Subacute Care and Transitional Care, which are two emerging healthcare market segments where the Company has established clients and well accepted software.

      * Reduce operating costs and ensure that the effectiveness of remaining expenditures is consistent with support of the Company's growing client base.

If operations and cash flow can be improved through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in continued profitable operations and the resolution of its liquidity problems.

3. BUSINESS ACQUISITION
On August 17, 1993, the Company completed the acquisition of certain assets and the client list of Applied Micro Management, Inc., (AMM) of Belleville, IL. AMM was a competitor of the Company in the Long-Term Care software services business. The initial purchase price was $264,750, of which $24,112 was paid in cash, a note payable of $35,888 was assumed and $204,750 in restricted common stock was issued. During 1995, the Company issued an additional 100,000 shares of the Company's common stock and made an additional cash payment of $22,500 to AMM pursuant to the terms of the acquisition agreement.

The accompanying financial statements include results of operations of the acquired business from the date of acquisition. Due to the nature of the transaction under which the Company purchased only certain assets of AMM, meaningful pro-forma financial information is not available.

The purchase price was determined as follows:

- --------------------------------------------------------------------------------
Restricted common stock issued                                          $243,250
Liability assumed                                                         35,888
Cash paid                                                                 46,612
                                                                        --------
    Total purchase price                                                $325,750
                                                                        ========

The allocation of the purchase price is as follows:

Non-compete agreements                                                  $150,000
Furniture and equipment                                                   10,000
Purchased software                                                        40,000
Other assets-client list                                                 125,750
                                                                        --------
                                                                        $325,750
                                                                        ========

The Company is amortizing the non-compete agreements over five years. Amortization expense was $30,000, $30,000 and $15,000 in 1996, 1995 and 1994,
respectively.

The Company amortized the client list over a 12 month period. Amortization expense was $0, $93,375 and $32,375 in 1996, 1995 and 1994, respectively.

4. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consists of the following:

                                                              1996       1995
- --------------------------------------------------------------------------------
Property under
    capitalized leases                                       $310,005    288,315
Furniture and equipment                                       359,854    305,343
                                                             --------   --------
                                                              669,859    593,658
Less accumulated depreciation                                 489,506    385,898
                                                             --------   --------
Net property and equipment                                   $180,353    207,760
                                                             ========   ========


5. CAPITALIZED SOFTWARE
During 1996, the Company became licensed as an authorized reseller of financial software from Solomon Software. The software is for corporate use and inclusion into the Company's Windows based software products presently under development. The Company is amortizing the $8,292 of software costs over three years.

During 1994, the Company purchased as a part of its acquisition of certain assets of AMM, computer software with an assigned value at $40,000. This software was previously licensed to AMM clients. On September 30, 1994, the Company discontinued software support services to the clients who had not converted from the AMM software to the Company's software products. The Company amortized these costs over 12 months. These costs were fully amortized as of the end of 1995.

New software products, developed in 1996, 1995 and 1994, were expensed as incurred due to the lack of significant revenues generated from such products.

Capitalized computer software amortization was $30,638, $72,475 and $77,059 in 1996, 1995 and 1994, respectively.

6. LEASES
The Company leases its corporate office facility under an operating lease with an original term of three years commencing January 1, 1992. The Company exercised a one year option to extend the lease through December 31, 1995. On March 29, 1995, the Company leased additional office space. Under the terms of the agreement the Company signed a lease extension for all space in its corporate office facility. The lease term for all office space was extended to December 31, 1997, with an option for an additional two years.

The Company previously leased office facilities in Belleville, IL. That facility was closed on September 30, 1994, and the month to month lease was terminated.

Rental expense in 1996, 1995 and 1994 was $127,413, $112,756 and $72,079,
respectively.

Future minimum rental payments due under operating leases are as follows:

- --------------------------------------------------------------------------------
1997                                                                    $134,248
1998                                                                     111,874

The following summarizes assets under lease that have been capitalized and included in property and equipment in the accompanying balance sheets:

                                                    1996                1995
- --------------------------------------------------------------------------------
Office and computer
    equipment                                     $ 310,005             288,315
Less accumulated
    amortization                                   (228,384)           (167,977)
                                                  ---------           ---------
                                                  $  81,621             120,338
                                                  =========           =========

Future minimum lease payments under capital leases are as follows:


- --------------------------------------------------------------------------------
1997                                                                   $ 76,365
1998                                                                     64,352
1999                                                                     17,097
2000                                                                      8,168
2001                                                                      2,964
                                                                        -------
Total                                                                   168,946
Less amount representing interest                                       (28,056)
                                                                        -------
Present value of net minimum
   lease payments                                                       140,890
Less current installments                                               (58,928)
                                                                        -------
Obligations under capital leases,
   excluding current installments                                      $ 81,962
                                                                       ========



All equipment purchased under capital lease is pledged as collateral.

7. INCOME TAXES
There were no income tax expense or benefit amounts required for 1996, 1995 or 1994.

The provision for income taxes for the years ended February 29, 1996 and February 28, 1995, differs from the statutory federal tax rate applied as follows:


                                                           1996           1995
- --------------------------------------------------------------------------------
Federal tax calculated at the
   statutory rate                                            34%            34%
State taxes, net                                              2%             2%
Change in valuation allowance                               (36%)          (36%)
                                                            ---            ---
                                                              0%             0%
                                                            ===            ====

Deferred taxes, calculated using an effective tax rate of 36% in 1996 and 1995 consist of the following:

                                                         1996            1995
- --------------------------------------------------------------------------------
Deferred tax assets:
 Capital leases                                  $    23,500             16,200
 Book depreciation
     greater than tax                                 42,500             46,800
 Accounts receivable
     allowance                                         5,400              9,000
 Net operating loss
     carryforwards                                 1,709,000          1,905,800
 Deferred revenue                                     69,700             41,600
                                                 -----------        -----------
 Gross deferred
     tax assets                                    1,850,100          2,019,400
 Less valuation
     allowance                                    (1,850,100)        (2,019,400)
                                                 -----------        -----------
Net deferred tax assets                          $         0                  0
                                                 ===========        ===========


As of February 29, 1996, the Company had net operating loss carryforwards for tax reporting purposes of approximately $4,747,000 which expire beginning in 2002. Included in the above carryforward amounts are approximately $670,000 of net operating losses attributable to the former separate operations of STAT Systems, Inc., utilization of which is restricted subject to the annual limitations specified by the Internal Revenue Code of 1986 as amended.

8. STOCKHOLDERS' EQUITY (DEFICIT)
STOCK ISSUANCES During 1996, 1995 and 1994, 13,000, 0 and 0 shares of common stock, respectively, were awarded to related parties, directors, associates and consultants as payment for services performed.

On September 8, 1994, the Company issued 200,000 shares of its restricted common stock in a private placement. The $50,000 proceeds from this private placement were used to purchase all outstanding shares (625,000) of the Company's preferred stock from a former client.

During June 1994, the Company issued an additional 100,000 shares of restricted common stock to AMM pursuant to the additional compensation provisions of the Company's August 17, 1993, agreement with AMM in which the Company acquired the client list and certain assets of AMM.

PREFERRED STOCK The Company has one series of preferred stock; Series A, convertible preferred. All preferred shares are non-voting, receive no dividends and have liquidation preference over the Company's common stock. On September 8, 1994, the Company purchased from a former client (SIMS Deltec, Inc.) all 625,000 outstanding shares of the Company's preferred stock then outstanding for $50,000. All 1,000,000 preferred shares are unissued and are undesignated as of February 29, 1996.

STOCK OPTION PLAN In February 1986 the Company adopted a stock option plan providing for the issuance of up to 1,200,000 shares of common stock to associates, members of the board of directors and other nonemployee agents of the Company. The exercise price of the options must be at least 100% (110% for shareholders with 10% or more ownership) of the fair market value of the common stock as of the date of grant. Generally, options are exercisable for a period of ten years (five years for shareholders with 10% or more ownership) commencing on the date of grant.

During February 1996 the Company's 1986 stock option plan expired. No additional stock options can be issued to associates, members of the board of directors or other nonemployee agents of the Company without shareholder approval of a new stock option plan.

Information with respect to options for the Company's common shares is summarized as follows:

                                                       OPTIONS OUTSTANDING
                                                       -------------------
                                     SHARES                          EXERCISE
                                   AVAILABLE                           PRICE
                                   FOR GRANT          SHARES         PER SHARE
- --------------------------------------------------------------------------------
Balance
February 28, 1993                       21,000        1,166,250      $0.25-0.44

Granted in 1994                           --               --
  Exercised                               --            (48,685)      0.25-0.37
  Canceled                              26,000          (26,000)           0.37
                                    ----------       ----------

Balance
February 28, 1994                       47,000        1,091,565       0.25-0.44

Granted in 1995                        (13,000)          13,000            0.45
  Exercised                               --             (9,000)           0.37
  Canceled                              88,000          (88,000)      0.37-0.41
                                    ----------       ----------
Balance
February 28, 1995                      122,000        1,007,565       0.25-0.45

Granted in 1996                       (281,500)         281,500       0.59-0.97
  Exercised                               --           (265,500)      0.25-0.44
  Canceled                             203,750         (203,750)      0.25-0.97
  Canceled upon
    plan expiration                    (44,250)            --
                                    ----------       ----------
Balance
February 29, 1996                            0          819,815      $0.25-0.97
                                    ==========       ==========


Options
exercisable at
February 29, 1996                                       611,940      $0.25-0.97
                                                     ==========

9. MAJOR CLIENTS AND FOREIGN SALES
During the year ended February 29, 1996, two clients accounted for approximately 44% of total revenue. In 1995 and 1994, one client accounted for approximately 31% and 26%, respectively, of total revenues. During April 1996, the Company terminated its relationship with one of its two major clients in order to pursue other marketing arrangements. Revenues from this client constituted approximately 21% of the Company's total 1996 revenue. Revenue from the client was not material in 1995 and 1994.

There were no significant foreign sales in fiscal years 1996, 1995 and 1994.

10. RELATED PARTY TRANSACTIONS
At February 29, 1996, the Company had a 9.25% secured note receivable from an executive officer, with interest payable quarterly on the unpaid balance. Collateral consists of 210,000 shares of the Company's common stock. Additional provisions of the note require that the officer assign other personal assets as additional collateral should the value of the then existing collateral be insufficient to pay off the unpaid loan balance. At February 29, 1996, the balance due on the note receivable was $92,400.

The note payable to a certain officer at February 28, 1995 was $60,000. The note payable had a stated interest rate of 12% per annum. The note payable to officer at February 28, 1995 was paid in full in March 1995. No borrowings from the officer occurred during the year ending February 29, 1996.

11. MARKETING AGREEMENT
On February 1, 1995, an amendment to the agreement dated February 1, 1994, was entered into with Option Care, Bannockburn, IL. The terms of the amendment appoints the Company as the exclusive marketing representative to market and promote the licensing of Option Care's private label clinical and financial software system commonly known as FOCIS to existing and future franchisees of Option Care. Additional terms of the amendment provide that Health Outcomes Management will receive 80% of the license fee charges to each Option Care franchise rather than monthly retainer payments provided for in the original agreement. In addition to providing the software, the Company performs all software training and client support. The term of the original agreement is for a period of three years. The amendment did not alter the termination date of the agreement. This amendment also provided for the cancellation of an unrelated marketing agreement effective June 15, 1994. The February 1, 1994, agreement canceled a software development and marketing agreement effective November 29, 1991.

12. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental schedule of noncash investing and financing activities:

In 1996, notes receivable from an officer for the purchase of common stock totaled $92,400.

In 1996, capital lease obligations incurred for leases of new equipment totaled $28,081.

In 1995, capital lease obligations were incurred for leases of new equipment totaled $106,841.

In 1995, the Company issued 100,000 shares of its restricted common stock totaling $38,500 in value pursuant to the terms of its acquisition of certain assets of AMM.

13. EMPLOYMENT AGREEMENT
On February 1, 1991, the Company entered into employment agreements with its president and vice president which provided for their employment for a term of three years with automatic renewal of the term for one-year periods thereafter, unless terminated by the Company within provisions of the agreement, or by the president or vice president for any reason upon twelve (12) weeks advance notice. The Company may be required to purchase all of the employees' common shares including unregistered shares, unexercised stock options and warrants at the average fair market value price at the time of the termination. The agreements also contain certain restrictive covenants including a noncompete covenant. These employment agreements are being renewed for one year periods pursuant to the automatic renewal provisions of the original agreements.

14. RETIREMENT PLANS
On March 1, 1995, the Company established a defined contribution, 401(k), pension plan for substantially all of its employees. The Company matches 25% of the employee's contribution up to 6% of compensation, as defined. The expense recognized in 1996 related to the plan totaled $14,820.


15. SUBSEQUENT EVENTS
On April 4, 1996, the Company entered into a $50,000 "Line of Credit" agreement with Riverside Bank, Minneapolis, MN. Amounts borrowed under the agreement will be used for working capital purposes. All outstanding borrowings bear interest at the First Bank National Association Reference Rate plus 1.5%. The agreement expires April 1, 1997. The agreement is secured by all accounts receivable, equipment not covered under financing agreements, inventory, if any, and general intangibles. The agreement also requires the Company to maintain certain financial covenants, including but not limited to, maintaining a minimum net worth.


Item 8.  Disagreements on Accounting and Financial Disclosure.

None.


Part III

Item 9.  Directors and Officers of the Registrant

The following table sets forth information regarding the Company's executive officers and directors as of May 1, 1996:


         Name                                        Age               Position
         ----                                        ---               --------

         William A. Peter, Jr.                       60                President, Chief Executive
                                                                       Officer and Director

         Michael J. Frakes                           44                Vice President and Director

         Jerry L. Hoganson                           45                Director

         Robert J. Cipolle                           45                Director

         Russell E. Jackson                          47                Chief Financial Officer,
                                                                       Treasurer and Secretary

William A. Peter, Jr. is the founder of the Company and has served as President and Chief Executive Officer and as a member of the Board of Directors since its incorporation. From December 17, 1985 to May 22, 1986, Mr. Peter was also the president of Data Med, Inc., the company from which the Company purchased certain of its current products and services. From May 1985 to December 1985, Mr. Peter was president of Delaware Business Consultants, a firm which provided sales and marketing consulting services principally to the health care industry. Prior to May 1985, Mr. Peter was employed for 26 years by E.I. Dupont DeNemours & Company, his last position being marketing manager in the health care division. Mr. Peter holds a bachelor's degree in industrial management and a master's degree in chemical engineering from the Massachusetts Institute of Technology.

Michael J. Frakes, Pharm.D., has served as a Vice President of the Company since May 22, 1986, and as a member of the Board of Directors since March 16, 1987. Mr. Frakes was a cofounder of Data Med, Inc., and served as the vice president of Data Med, Inc., from 1981 until joining the Company. Mr. Frakes has primary responsibility for ongoing development of the Company's products and services. Mr. Frakes holds a doctor of Pharmacy degree from the University of Minnesota.

Jerry L. Hoganson, CNHA, has served as a member of the Board of Directors of the Company since June 27, 1991, and has served on the Company's Clinical Consulting Board since October 1990. Mr. Hoganson has been the Administrator of St. Paul's Church Home in St. Paul, Minnesota since 1988. From 1982 to 1988, Mr. Hoganson was the Administrator of the Zumbrota, Minnesota Nursing Home. Mr. Hoganson holds a bachelor's degree in Hospital Administration from Concordia College, Moorhead, Minnesota. Mr. Hoganson is a Certified Nursing Home Administrator
(CNHA) and a past president of the Minnesota Chapter of the American College of Health Care Administrators.

Robert J. Cipolle, Pharm.D., previously served as a member of the Board of Directors of the Company from June 29, 1989, until June 30, 1993, when he resigned because of his duties as Acting Dean of the College of Pharmacy at the University of Minnesota. Mr. Cipolle was reappointed to the Board of Directors on May 19, 1994. Mr. Cipolle currently serves as an Associate Professor of Pharmacy Practice at the University of Minnesota. Mr. Cipolle was the Acting Dean of the College of Pharmacy from 1992 to 1994. Mr. Cipolle has also served the University of Minnesota as the Associate Dean of the College of Pharmacy and as the Assistant Head for Research and Post-Graduate Education for the Department of Pharmacy Practice. Mr. Cipolle has authored or co-authored a number of articles, textbook chapters and educational modules dealing with the disciplines of Pharmacokinetics and Pharmacy Practice.

Russell Jackson joined the Company as its Controller in August 1990. Mr. Jackson was appointed Treasurer and Secretary in January 1991 and was appointed Chief Financial Officer in January 1992. From September of 1989 to April 1990 Mr. Jackson held the position of Accounting Manager for CSM Corporation. From August of 1979 to May 1989 Mr. Jackson was Assistant Controller for Lieberman Enterprises, Inc., where he was responsible for financial management and reporting, budgeting, corporate taxes and SEC reporting and filing functions. Mr. Jackson is a graduate of National College in Rapid City, South Dakota and holds a B.A. in Accounting.

Item 10.  Executive Compensation.

Effective August 2, 1994, each nonemployee member of the Board of Directors received, per meeting, $200 plus 800 shares of the Company's common stock. For telephonic conferences each nonemployee member receives $50 plus 200 shares of the Company's common stock. Prior to August 2, 1994, nonemployee members received $100 per meeting and there was no compensation paid for telephonic conferences. No compensation is paid to employee members of the Board of Director for attending meetings. During the fiscal year ended February 29, 1996, nonemployee Board of Director compensation totaled $5,325.

The following table sets forth the compensation paid or to be paid by the Company with respect to the fiscal year ended February 29, 1996, to the executive officers whose total cash compensation (including bonuses) exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                     Long-Term
                                                          Annual Compensation Table                 Compensation
                                                          -------------------------                 ------------
            Name and                  Fiscal                                   Other Annual       Stock          All
         Principal Position            Year            Salary         Bonus    Compensation      Options        Other
         --------------------         -------         --------        -----    ------------      --------       -----
         William A. Peter, Jr.,        1996          $103,881(2)     $  925       $2,190(1)       ---          ---
            President & CEO            1995          $ 99,234        $  104       $2,190(1)       ---          ---
                                       1994          $ 94,780        $1,065       $2,190(1)       ---          ---


(1)   Amount shown represents a health insurance allowance paid to Mr. Peter.

(2) Amount shown does not include salary totaling $74,787 for prior years which was paid during the current year. This amount has been previously reported.


                STOCK OPTIONS HELD AND FISCAL YEAR OPTION VALUES

The following table sets forth information concerning the value of Stock Options held by the Company's executive officers named in the compensation table as of February 29, 1996.


                                                                           Value of Unexercised
                                          Number of Unexercised           In-The-Money Options at
                                         Options Held at Year End               Year End(1)
                                     -------------------------------     --------------------------
          Name                       Exercisable       Unexercisable     Exercisable  Unexercisable
          ----                       -----------       -------------     -----------  -------------

         William A. Peter, Jr.,        138,125(2)              9,375         $81,494           $5,531
            President & CEO



(1) Based upon the average of the bid and ask price of $.59 for the Company's Common Stock on February 29, 1996, as reported by the National Quotation Bureau.

 (2) Includes warrants to purchase 115,000 shares of the Company's Common Stock.

EMPLOYMENT AGREEMENTS

On February 1, 1991, the Company entered into employment agreements with William
A. Peter, Jr. and Michael J. Frakes, for a term of three years. The agreements provide for automatic renewals for one-year periods, pursuant to which they have been extended to January 31, 1997. Under the employment agreements with Mr. Peter, Mr. Peter will be paid $9,012 per month from February 1, 1996 to January 31, 1997. Mr. Peter may also receive bonus compensation in the form of cash or shares of Common Stock. The employment agreement between the Company and Mr. Peter contains certain restrictive covenants, including prohibition of the use of proprietary information by Mr. Peter and restrictions on future competing employment. The restrictions on competing employment will be enforceable following termination of employment by the Company only if the Company continues to pay prescribed amounts each month during the period of restriction. Certain provisions of the agreement may require the Company to purchase all of Mr. Peter's common shares including unregistered shares, unexercised stock options and warrants at the average fair market value price upon termination or an ownership control change exceeding 40% control by an outside party.

Mr. Peter has been granted incentive stock options under Division A of the Company's Stock Option Plan for purchase of a total of 32,500 shares of Common Stock.

Under the employment agreements with Mr. Frakes, Mr. Frakes will be paid $8,412 per month from February 1, 1996 to January 31, 1997. Mr. Frakes may also receive bonus compensation in the form of cash or shares of Common Stock. The employment agreement between the Company and Mr. Frakes contains certain restrictive covenants, including prohibition of the use of proprietary information by Mr. Frakes and restrictions on future competing employment. The restrictions on competing employment will be enforceable following termination of employment by the Company only if the Company continues to pay prescribed amounts each month during the period of restriction. Certain provisions of the agreement may require the Company to purchase all of Mr. Frakes' common shares including unregistered shares, unexercised stock options and warrants at the average fair market value price upon termination or an ownership control change exceeding 40% control by an outside party.

Mr. Frakes has been granted incentive stock options under Division A of the Company's Stock Option Plan for purchase of a total of 235,500 shares of Common Stock.

STOCK OPTION PLAN

On February 17, 1986, the Board of Directors and the shareholders of the Company adopted a Stock Option Plan (the "Stock Option Plan") that authorizes the issuance of options to purchase an aggregate of 400,000 shares of the Company's Common Stock. As a result of the three-for-one stock split effective June 15, 1987, the number of shares authorized and reserved for grant of options is 1,200,000. Options may be granted to employees and agents of the Company, including executive officers of the Company. Options granted pursuant to the Stock Option Plan may be intended either to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or to be nonqualified stock options. The exercise price of any incentive stock option granted under the Stock Option Plan must be at least 100% (110% in the case of 10% shareholders) of the fair market value of the Common Stock on the date of grant, and the value of Common Stock (determined on the date of grant) for which an optionee's incentive stock options become exercisable in any calendar year may not exceed $100,000. The value of nonqualified options granted under the Stock Option Plan is not subject to any dollar limitation, but the exercise price of nonqualified options must also be at least 100% of the fair market value of the Common Stock on the date of grant. Options must be granted within 10 years from the date of adoption of the Stock Option Plan. Options will expire on the date set forth in the respective stock option agreements, but in no event later than 10 years from the date an option is granted. Options are subject to earlier termination in certain events, including termination of employment, disability, or death of the optionee. The Stock Option Plan is administered by the Stock Option Committee of the Board of Directors. As of May 1, 1996, incentive stock options for the purchase of 923,500 shares and nonqualified stock options for the purchase of 148,000 shares have been granted under the Stock Option Plan.

During February 1996, the Company's 1986 stock option plan expired. No additional stock options can be issued to associates, members of the board of directors or other nonemployee agents of the Company without shareholder approval of a new stock option plan.

Options to purchase a total of 379,500 shares were held by the Company's officers and directors as a group as of May 1, 1996. The Company's employees (including certain officers and directors) held options to purchase a total of 973,500 shares at the same date. Options totaling 251,685 shares had been exercised as of the end of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of May 1, 1996, the securities ownership of all directors of the Company, the directors and officers of the Company as a group, and all persons known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.


                                                    Number       Percentage
         Name and Address                         of Shares      Ownership
         ----------------                         ---------      ---------

         William A. Peter, Jr.                   1,520,125(1)       18.4%
         6650 Vernon Hills Road
         Edina, MN 55436

         Michael J. Frakes                         378,424(2)        4.7%
         3712 Chatham Circle
         Arden Hills, MN 55112

         Robert J. Cipolle                          64,250(3)         .8%
         14721 80th Place N.
         Maple Grove, MN 55369

         Jerry L. Hoganson                          19,000(4)         .2%
         1742 Lark Avenue
         Maplewood, MN 55109

         Directors and officers                  2,036,424(5)       24.8%
         as a group (5 persons)


- --------------------------

(1) Includes 115,000 shares which may be purchased pursuant to warrants and 23,125 shares which may be purchased pursuant to stock options which will become exercisable within 60 days of the date hereof.

(2) Includes 30,000 shares which may be purchased pursuant to warrants and 226,125 shares which may be purchased pursuant to stock options which will become exercisable within 60 days of the date hereof.

(3) Includes 35,000 shares which may be purchased pursuant to stock options which will become exercisable within 60 days of the date hereof.

(4) Includes 15,000 shares which may be purchased pursuant to stock options which will become exercisable within 60 days of the date hereof.

(5) Includes 493,875 shares which certain directors and officers have the right to purchase pursuant to warrants and stock options which will become exercisable within 60 days of the date hereof.

Item 12.  Certain Relationships and Related Transactions.

During the fiscal year ended February 28, 1994, Mr. Peter made loans to the Company to meet its short term cash needs. These notes had stated interest rates of 12% per annum. On February 28, 1994, the due dates of these notes were extended to March 30, 1995. No consideration was required to be paid by the Company for the extension of the due dates. As of February 28, 1995, these notes have been repaid in full to Mr. Peter.

During the fiscal year ended February 28, 1995, Mr. Peter made loans to the Company to meet its short term cash needs. The notes payable had stated interest rates of 12% per annum. The February 28, 1995 note payable to officer was payable on March 30, 1995. As of February 28, 1995, the aggregate principal outstanding on Mr. Peter's loan totaled $60,000. As of March 1, 1995, the note was repaid in full to Mr. Peter.

No borrowings from Mr. Peter occurred during the year ended February 29, 1996.

At February 29, 1996, the Company held a 9.25% secured note receivable from Mr. Peter, with interest payable quarterly on the unpaid balance. Collateral consists of 210,000 shares of the Company's common stock. Additional provisions of the note require that Mr. Peter assign other personal assets as additional collateral should the value of the then existing collateral be insufficient to pay off the unpaid loan balance. At February 29, 1996, the balance due on the note receivable was $92,400.

Item 13. Compliance with Section 16(a) of the Exchange Act.

The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities and Exchange Commission and the Company.

Based solely upon a review of these reports and written representations that no additional reports were required to be filed in fiscal 1996, the Company believes that all reports were filed on a timely basis, with the exception of Form 5 reports for Michael J. Frakes, Russell Jackson, Robert J. Cipolle and Jerry L. Hoganson.

PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The following Consolidated Financial Statements of the Company and the Independent Auditor's Report thereon are included on this Annual Report on Form 10-KSB:




Independent Auditors' Report

Consolidated Balance Sheets - February 29, 1996 and February 28, 1995



Consolidated Statements of Operations - Years Ended February 29, 1996, February 28, 1995 and February 28, 1994



Consolidated Statements of Changes in Stockholders' Deficit - Years Ended
   February 29, 1996, February 28, 1995 and February 28, 1994



Consolidated Statements of Cash Flows - Years Ended February 29, 1996, February 28, 1995 and February 28, 1994



Notes to Consolidated Financial Statements

(a)(3)  Exhibits including those incorporated by reference:

     Exhibit
     Number    Document
     ------    --------

      *3(a)    Restated Articles of Incorporation, as amended.
               (Filed as exhibit 3(a) to registrant's quarterly report on Form 10-Q for the quarter ended November
               30,1995).

      *3(b)    By-laws (Filed as exhibit 3B to the Company's
               Registration Statement on Form S-18 [Reg. No.
               33-9417C] on October 10, 1986).

      *3(c)    Certificate of Designation of Non-Voting
               Convertible Preferred Stock, Series A (Filed as exhibit 4(a) to registrant's quarterly report on Form 10-Q for the quarter ended May 31, 1990).

      *3(d)    Articles of Incorporation of Pharmaceutical Care
               Outcomes, Inc. (Filed as exhibit 3(a) to registrant's quarterly report on Form 10-Q for the quarter ended August 31, 1994).

      *3(e)    By-laws of Pharmaceutical Care Outcomes, Inc.
               (Filed as exhibit 3(b) to registrant's quarterly report on Form 10-Q for the quarter ended August
               31, 1994).

      *3(f)    Restated Articles of Incorporation of HO
               Management, Inc. (Filed as exhibit 3(b) to registrant's quarterly report on Form 10-Q for the quarter ended November 30, 1995).

      *3(g)    By-laws of HO Management, Inc. (Filed as exhibit
               3(b) to registrant's quarterly report on Form 10-Q for the quarter ended August 31, 1995).

       4(a)    Note receivable dated February 1, 1995, due from
               William A. Peter, Jr.

      *10(a) Termination agreement among OPTION Care, Inc., Health Outcomes Management, Inc., and Precision Resource Corporation dated as of February 1, 1994, terminating Development and marketing agreement dated as of November 29, 1991. (Filed as exhibit 10(c) on Form 10-KSB for the year ended February 28, 1994.)

      *10(b) Software development, installation and training agreement between OPTION Care, Inc., and Data Med Clinical Support Services, Inc., dated as of February 1, 1994 (Filed as exhibit 10(d) on Form 10-KSB for the year ended February 28, 1994).

      *10(c) Consulting agreement between Data Med Clinical Support Services, Inc., and OPTION Care, Inc., dated as of February 15, 1994 for consulting services performed during the period from July 1, 1993, through December 31,1993 (Filed as exhibit 10(e) on Form 10-KSB for the year ended February 28, 1994).

      *10(d) Consulting agreement between Data Med Clinical Support Services, Inc., and OPTION Care, Inc., dated as of November 15, 1993 for consulting services performed during the period from January 1, 1993, through June 30,1993 (Filed as exhibit 10(d) on Form 10-KSB for the year ended February 28, 1994).

      *10(e) Asset Purchase Agreement for the purchase of certain assets and the client list of Applied Micro Management, Inc., of Belleville, IL, on August 17, 1993. (Filed by registrant on Form 8-K dated August 30, 1993).

      *10(f)   Master License Agreement between Data Med Clinical
               Support Services, Inc. and AmeriSource Health
               Corporation dated as of April 21, 1995 for exclusive license to market and license software
               (Filed by registrant on Form 8-K dated May
               30,1995).

      *10(g) Amendment I to software development, installation and training agreement between OPTION Care, Inc. and Data Med Clinical Support Services, Inc., dated as of February 1, 1995.(Filed by registrant on Form 10-KSB for the year ended February 28,
               1995).

      11       Computation of earnings per share

      *  Incorporated herein by reference as indicated.

      + Not to be deemed a part of the filing except to the extent specifically incorporated by reference herein.



(4)  Reports on Form 8-K

No reports on Form 8-K were filed during the Company's fourth quarter ended February 29, 1996.

                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                HEALTH OUTCOMES MANAGEMENT, INC.



                                By:       /s/  William A. Peter, Jr.
                                         William A. Peter, Jr.
                                         Chairman and President
                                         Principal Executive Officer

                                Date:    /s/ May 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

     Signature                            Title                            Date
     ---------                            -----                            ----



 /s/ William A. Peter, Jr.       Chairman, President                       /s/ May 30, 1996
William A. Peter, Jr.            and Director
                                     (Principal Executive Officer)



 /s/ Michael J. Frakes           Vice President and Director              /s/ May 30, 1996
Michael J. Frakes



 /s/ Russell Jackson             Chief Financial Officer                  /s/ May 30, 1996
Russell Jackson                      and Secretary



 /s/ Jerry Hoganson              Director                                 /s/ May 30, 1996
Jerry L. Hoganson



 /s/ Robert Cipolle              Director                                 /s/ May 30, 1996
Robert J. Cipolle




                                Index to Exhibits


Exhibit


 4(a)             Note receivable

11                Calculation of earnings per share

27                Financial Data Schedule