Form 10QSB
period 1996-05-31
HEALTH OUTCOMES MANAGEMENT INC
filed 1996-07-15
CIK 804157

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

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


         The number of shares of the registrant's Common Stock, $.01 par value, outstanding at July 10, 1996, was 8,450,885.





                                      INDEX

                HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - May 31, 1996 and February 29, 1996.

           Condensed Consolidated Statements of Operations - Three months ended May 31, 1996 and 1995.

           Consolidated Statements of Cash Flows - Three months ended May 31, 1996 and 1995.

           Notes to Consolidated Financial Statements -
           May 31, 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.


PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Securities Holders.

Item 6 - Exhibits and Reports on Form 8-K.


SIGNATURES


PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         May 31,
                                                           1996     February 29,
                                                        (Unaudited)    1996
                                                          --------   --------
ASSETS

Current assets:
    Cash and cash equivalents                             $ 24,767     68,657
    Trade receivables, less allowance for doubtful
         accounts of $13,625 and $15,000, respectively     129,935    140,219
    Prepaid expenses                                        16,330     43,805
    Other current assets                                     5,196        679
                                                          --------   --------
            Total current assets                           176,228    253,360

Property and equipment, net of accumulated depreciation    159,170    180,353

Other assets, net of accumulated amortization of
     $295,058 and $286,867, respectively                    74,410     82,601
                                                          --------   --------
Total assets                                              $409,808    516,314
                                                          ========   ========

The accompanying notes are an integral part of the consolidated financial statements.



                                                               May 31,
                                                                 1996        February 29,
                                                              (Unaudited)       1996
                                                              -----------    -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current installments of obligation under capital leases        65,567         58,928
    Accounts payable                                              127,282        126,936
    Deferred revenue                                              118,210        193,660
    Accrued compensation                                           74,688         74,955
    Accrued payroll taxes                                          16,418         20,222
    Other current liabilities                                      26,077         16,219
                                                              -----------    -----------
            Total current liabilities                             428,242        490,920
                                                              -----------    -----------

Obligation under capital leases, excluding
     current installments                                          66,609         81,962
                                                              -----------    -----------
            Total liabilities                                     494,851        572,882
                                                              -----------    -----------

Stockholders' deficit:
    Series A, convertible stock, $.01 par value:
        Authorized - 1,000,000
        Issued and outstanding shares - none                         --             --
    Common stock--$.01 par value:
       Authorized - 15,000,000
       Issued and outstanding shares - 8,327,885 and
       8,327,885, respectively                                     83,279         83,279
    Additional paid-in capital                                  4,665,724      4,665,724
    Accumulated deficit                                        (4,741,646)    (4,713,171)
    Note receivable from officer                                  (92,400)       (92,400)
                                                              -----------    -----------
            Total stockholders' deficit                           (85,043)       (56,568)
                                                              -----------    -----------
Total liabilities and stockholders' deficit                   $   409,808        516,314
                                                              ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.


HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                              Three months ended
                                                   May 31,
                                             1996           1995
                                          -----------    -----------

Revenues                                  $   697,614        753,672
Cost of revenues                              451,746        424,975
                                          -----------    -----------
      Gross profit                            245,868        328,697
                                          -----------    -----------

Operating expenses:
  Research and development                    109,979         99,829
  Selling and marketing                        48,873         49,426
  General and administrative                  112,289        123,589
                                          -----------    -----------
      Total operating expenses                271,141        272,844
                                          -----------    -----------

      Income (loss) from operations           (25,273)        55,853
                                          -----------    -----------


Other (income) expense
  Interest income                              (2,154)          (252)
  Interest expense                              5,356          8,279
                                          -----------    -----------
                                                3,202          8,027
                                          -----------    -----------


      Income tax expense                         --             --

      Net income (loss)                   $   (28,475)        47,826
                                          ===========    ===========

      Income (loss) per common share      $       .00            .01
                                          ===========    ===========


Weighted average number of common and
   common equivalent shares outstanding     8,443,239      8,861,637
                                          ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.



HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                   Three months
                                                                                   ended May 31,
                                                                                 1996        1995
                                                                               --------    --------
Cash flows from operating activities:
    Net income (loss)                                                          $(28,475)     47,826
                                                                               --------    --------
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
    Depreciation                                                                 22,362      25,027
    Amortization                                                                  8,191      17,181
    Provision for losses on accounts receivable                                    --        25,000
    Payments in stock                                                              --         3,650
    Decrease in trade receivables                                                10,284     106,790
    Increase in other receivables                                                  --       (17,508)
    Decrease (increase) in prepaid expenses                                      27,475      (9,473)
    Decrease (increase) in other current assets                                  (4,517)      5,497
    Increase (decrease) in accounts payable                                         346     (94,972)
    Increase (decrease) in deferred revenue                                     (75,450)    196,321
    Decrease in accrued compensation                                               (267)    (61,120)
    Decrease in accrued payroll taxes                                            (3,804)    (87,549)
    Increase (decrease) in other current liabilities                              9,858     (28,003)
                                                                               --------    --------
       Total adjustments                                                         (5,522)     80,841
                                                                               --------    --------
       Cash provided by (used in) operating activities                          (33,997)    128,667
                                                                               --------    --------

Cash flows from investing activities:
    Capital expenditures                                                         (1,179)    (23,968)
                                                                               --------    --------
       Cash flows used in investing  activities                                  (1,179)    (23,968)
                                                                               --------    --------

Cash flows from financing activities:
    Principal payments under capital lease obligations                           (8,714)    (10,933)
    Repayment of bank loans assumed in the
       Applied Micro Management, Inc. acquisition                                  --        (4,579)
    Net repayment to officer                                                       --       (60,000)
    Proceeds from issuance of common stock                                         --        15,000
                                                                               --------    --------
       Cash flows used in financing activities                                   (8,714)    (60,512)
                                                                               --------    --------

Increase (decrease) in cash and cash equivalents                                (43,890)     44,187
Cash and cash equivalents at beginning of period                                 68,657      22,795
                                                                               --------    --------
Cash and cash equivalents at end of period                                     $ 24,767      66,982
                                                                               ========    ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
       Interest                                                                $  5,356       8,279
                                                                               ========    ========


The accompanying notes are an integral part of the consolidated financial statements.


                HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  May 31, 1996


(1) BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 29, 1996. In the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month period ended May 31, 1996, may not be indicative of the results that may be expected for the year ending February 28, 1997.

(2) PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

         Property under capitalized leases           $  310,006
         Furniture and equipment                        361,032
                                                     ----------
                                                        671,038
         Less accumulated depreciation                  511,868
                                                     ----------
         Net property and equipment                  $  159,170
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

(5) MASTER LICENSE AGREEMENT

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

During April 1996, the Company terminated its relationship with AmeriSource in order to pursue other marketing arrangements. Upon termination of the agreement, the Company no longer receives payments for license and support fees.

(6) LINE OF CREDIT AGREEMENT

On April 4, 1996, the Company entered into a $50,000 "Line of Credit" agreement with Riverside Bank, Minneapolis, MN. Amounts borrowed under the agreement will be used for working capital purposes. All outstanding borrowings bear interest at the First Bank National Association Reference Rate plus 1.5%. The agreement expires April 1, 1997. The agreement is secured by all accounts receivable, equipment not covered under financing agreements, inventory, if any, and general intangibles. The agreement also requires the Company to maintain certain financial covenants, including but not limited to, maintaining a minimum net worth.
As of May 31, 1996, the Company had no balances outstanding under this credit facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE FIRST QUARTER ENDED MAY 31, 1996, COMPARED WITH THE FIRST QUARTER ENDED MAY 31, 1995:

REVENUE. Revenue for the first quarter ended May 31, 1996, decreased $56,058 to $697,614, a 7.4% decrease when compared to the prior year first quarter revenue of $753,672. The Company recorded a net loss of $28,475, compared to net income of $47,826, in the prior year period, a decrease of $76,301, primarily the result of the decrease in revenue.

Revenue from license fees and continuing client support fees increased approximately $160,000, or 163.2% and $51,000, or 14.8%, respectively. These increases were offset by decreases of approximately $162,000, (98.2%) in consulting revenue, $54,000 (68.5%) in training revenue and a decrease in other revenue. Revenues during the period were primarily derived from the Company's Assurance Long-Term Care SystemTM, Assurance Community Pharmaceutical Care SystemTM and Assurance Homecare SystemTM.

When compared to the prior year, revenue increases for the Company's Homecare and Pharmaceutical Care products accounted for most of the increase in license fee revenue. The revenue increase in the Company's Homecare products was primarily due to changes in the method of reimbursement by the Company's largest client. During the 1995 period, the Company received monthly retainer fees; in the 1996 period the Company received reimbursement based on the number of Homecare systems licensed and trained. Consulting revenue decreased 98.2%, primarily as a result of this change. The increase in Pharmaceutical Care license fee revenue was primarily due to a larger number of pharmacies licensing the software, when compared to the prior year period. Training fee revenues decreased primarily because no additional retail pharmacies are receiving training on the Company's Pharmaceutical Care software.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total costs and expenses incurred during the quarter ended May 31, 1996, including interest, depreciation and amortization expense, increased by approximately $20,000 or 2.8% when compared to the prior year period. Compensation, benefits and payroll taxes decreased by 6.5% when compared to the prior year period. The decrease in payroll expenses were partially due to staff attrition, reductions in health insurance benefit costs and reductions in state unemployment insurance rates. Administrative expenses such as telephone expense, supplies, postage, accounting, legal and equipment maintenance decreased by approximately 16.4% when compared to the prior year period. Commissions paid to commissioned sales representatives increased by approximately 154.4%, primarily due to the 163.2% increase in commissionable software license fees. Expenses associated with advertising, marketing and trade shows increased approximately 46.4%. During the current year period, the Company created additional marketing literature focused on the Outcome Management area; specifically the individualized "care plan" concept.

Net interest expense decreased 60.1% to $3,202 from $8,027, primarily due to reduced borrowing needs and interest revenue received pursuant to the terms of a note receivable from an officer of the Company.

Depreciation and amortization expense, including amortization of covenants, decreased by approximately 27.6% to $30,553 from $42,208. This decrease was primarily due to the completion of the amortization in 1995 of various costs associated with the 1993 acquisition of certain assets of Applied Micro Management, Inc.




LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL. The Company had a working capital deficit of ($252,014) at May 31, 1996, compared to a deficit of ($237,560) at February 29, 1996; a decrease of $14,454. This increase in working capital deficit can be attributed primarily to the net loss the Company recorded during the first quarter ended May 31, 1996.

The Company's negative working situation continues. Improved capital availability will ultimately depend on strong sales performances of the Company's Assurance Long-Term Care SystemTM and the Assurance Coordinated Pharmaceutical Care SystemTM and containment of all operational costs. There can be no assurance that sales results will improve and that the Company will experience profitable operations.

ADDITIONAL CAPITAL REQUIREMENTS. The Company believes that it may have short-term cash needs up to $150,000 during the balance of fiscal 1997 if sales expectations are not met. If the need arises, the Company will supplement its cash needs with the available line of credit. In addition, an officer and major shareholder of the Company has also agreed to make short-term interest bearing advances to the Company as needed.



                                     PART II



Item 4 - Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of the security holders.


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


                                            Health Outcomes Management, Inc.
                                            (registrant)


Date: July 15, 1996                         By:  /s/ William A. Peter, Jr.
                                                 William A. Peter, Jr.
                                                 President, CEO


Date: July 15, 1996                         By:  /s/ Russell Jackson
                                                 Russell Jackson
                                                 Chief Financial Officer and
                                                 Principal Financial Officer



                                Index to Exhibits


Exhibit


11       Schedule showing calculation of earnings per share.

27       Financial Data Schedule