Form 10QSB
period 1996-08-31
HEALTH OUTCOMES MANAGEMENT INC
filed 1996-10-15
CIK 804157

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996


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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No ____


         The number of shares of the registrant's Common Stock, $.01 par value, outstanding at October 10, 1996, was 8,450,885.




                                      INDEX

                HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                  August 31, 1996 and February 29, 1996.

                  Condensed Consolidated Statements of Operations - Three and six months ended August 31, 1996 and 1995.

                  Consolidated Statements of Cash Flows -
                  Three and six months ended August 31, 1996 and 1995.

                  Notes to Consolidated Financial Statements -
                  August 31, 1996.

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

                  Item 6 - Exhibits and Reports on Form 8-K.


SIGNATURES


PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements



HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                            August 31,
                                                               1996      February 29,
                                                           (Unaudited)       1996
                                                           -----------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                               $  9,663       68,657
    Trade receivables, less allowance for doubtful
         accounts of $10,916 and $15,000, respectively       131,260      140,219
    Inventory                                                 50,614           --
    Prepaid expenses                                          20,166       43,805
    Other current assets                                       3,182          679
                                                            --------      -------
            Total current assets                             214,885      253,360

Property and equipment, net of accumulated depreciation      150,670      180,353

Other assets, net of accumulated amortization of
     $303,249 and $286,867, respectively                      66,219       82,601
     --------     ---------                                 --------      -------
Total assets                                                $431,774      516,314
                                                            ========      =======

The accompanying notes are an integral part of the consolidated financial statements.


                                                                   August 31,
                                                                     1996       February 29,
                                                                  (Unaudited)       1996
                                                                  -----------   ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable to bank                                            20,000               --
    Notes payable, other, current portion                             6,634               --
    Current installments of obligation under capital leases          64,982           58,928
    Accounts payable                                                195,216          126,936
    Deferred revenue                                                125,307          193,660
    Accrued compensation                                             61,942           74,955
    Accrued payroll taxes                                            15,046           20,222
    Other current liabilities                                        29,702           16,219
                                                                -----------      -----------
            Total current liabilities                               518,829          490,920
                                                                -----------      -----------

Notes payable, other, excluding current portion                       7,809               --
Obligation under capital leases, excluding
     current installments                                            50,678           81,962
                                                                -----------      -----------
            Total liabilities                                       577,316          572,882
                                                                -----------      -----------

Stockholders' deficit:
    Series A, convertible stock, $.01 par value:
        Authorized - 1,000,000
        Issued and outstanding shares - none                             --               --
    Common stock--$.01 par value:
       Authorized - 15,000,000
       Issued and outstanding shares - 8,450,885 and
       8,327,885, respectively                                       84,509           83,279
    Additional paid-in capital                                    4,710,004        4,665,724
    Accumulated deficit                                          (4,849,855)      (4,713,171)
    Note receivable from officer                                    (90,200)         (92,400)
                                                                -----------      -----------
            Total stockholders' deficit                            (145,542)         (56,568)
                                                                -----------      -----------
Total liabilities and stockholders' deficit                     $   431,774          516,314
                                                                ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.



HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                  Three months ended               Six months ended
                                                     August 31,                       August 31,
                                                1996             1995            1996             1995
                                            -----------      -----------     -----------      -----------
Revenues                                    $   518,061      $   881,399     $ 1,215,675      $ 1,635,071
Cost of revenues                                378,133          498,446         829,879          923,421
                                            -----------      -----------     -----------      -----------
      Gross profit                              139,928          382,953         385,796          711,650
                                            -----------      -----------     -----------      -----------

Operating expenses:
  Research and development                       32,241          122,417         142,220          222,246
  Selling and marketing                          55,035           44,912         103,908           94,338
  General and administrative                    157,446          118,179         269,735          241,768
                                            -----------      -----------     -----------      -----------
      Total operating expenses                  244,722          285,508         515,863          558,352
                                            -----------      -----------     -----------      -----------

      Income (loss) from operations            (104,794)          97,445        (130,067)         153,298
                                            -----------      -----------     -----------      -----------


Other (income) expense
  Interest income                                (2,125)              --          (4,279)            (252)
  Interest expense                                5,540            6,651          10,896           14,930
                                            -----------      -----------     -----------      -----------
                                                  3,415            6,651           6,617           14,678
                                            -----------      -----------     -----------      -----------


      Income tax expense                             --               --              --               --
                                            -----------      -----------     -----------      -----------

      Net income (loss)                     $  (108,209)     $    90,794     $  (136,684)     $   138,620
                                            ===========      ===========     ===========      ===========

      Income (loss) per common share        $      (.02)     $       .01     $      (.02)     $       .02
                                            ===========      ===========     ===========      ===========

Weighted average number of common and
   common equivalent shares outstanding       8,490,383        8,750,627       8,438,152        8,792,076
                                            ===========      ===========     ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.



HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   Six months ended August 31,
                                                                      1996            1995
                                                                   ----------      ----------
Cash flows from operating activities:
    Net income (loss)                                               $(136,684)       138,620
                                                                    ---------      ---------
Adjustments to reconcile net income (loss) to cash
       provided by (used in) operating activities:
    Depreciation                                                       45,252         52,026
    Amortization                                                       16,382         34,363
    Provision for losses on accounts receivable                            --         25,000
    Recoveries of bad debts                                             3,286             --
    Payments in stock                                                      --          3,650
Changes in operating assets and liabilities, net of
       acquisition of Edina Pharmacy
    Decrease in trade receivables                                       5,673         21,311
    Increase in inventory                                             (16,582)            --
    Decrease (increase) in prepaid expenses                            23,639        (12,584)
    Decrease (increase) in other current assets                        (2,503)         5,372
    Increase (decrease) in accounts payable                            47,844        (93,120)
    Increase (decrease) in deferred revenue                           (68,353)       133,115
    Decrease in accrued compensation                                  (13,013)       (72,838)
    Decrease in accrued payroll taxes                                  (5,176)       (87,873)
    Increase (decrease) in other current liabilities                   13,482         (8,958)
                                                                    ---------      ---------
       Total adjustments                                               49,931           (536)
                                                                    ---------      ---------
       Cash provided by (used in) operating activities                (86,753)       138,084
                                                                    ---------      ---------

Cash flows from investing activities:
    Capital expenditures                                               (2,569)       (37,535)
    Cash paid for acquisition of Edina Pharmacy                       (11,623)            --
                                                                    ---------      ---------
       Cash flows used in investing  activities                       (14,192)       (37,535)
                                                                    ---------      ---------

Cash flows from financing activities:
    Principal payments received on note receivable from officer         2,200             --
    Principal payments under capital lease obligations                (25,230)       (22,217)
    Loans from bank                                                    20,000             --
    Repayment of note payable assumed in the
       Edina Pharmacy acquisition                                        (529)            --
    Repayment of bank loans assumed in the
       Applied Micro Management, Inc. acquisition                          --         (6,123)
    Net repayment to officer                                               --        (60,000)
    Proceeds from issuance of common stock                             45,510         21,765
                                                                    ---------      ---------
       Cash flows used in financing activities                         41,951        (66,575)
                                                                    ---------      ---------

Increase (decrease) in cash and cash equivalents                      (58,994)        33,974
Cash and cash equivalents at beginning of period                       68,657         22,795
                                                                    ---------      ---------
Cash and cash equivalents at end of period                          $   9,663         56,769
                                                                    =========      =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
       Interest                                                     $  10,896         14,930
                                                                    =========      =========

The accompanying notes are an integral part of the consolidated financial statements.



                HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 August 31, 1996


(1) BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 29, 1996. In the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three and six month periods ended August 31, 1996, may not be indicative of the results that may be expected for the year ending February 28, 1997.


(2) PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

           Property under capitalized leases                     $  310,006
           Furniture and equipment                                  375,422
                                                                 ----------
                                                                    685,428
           Less accumulated depreciation                            534,758
                                                                 ----------
           Net property and equipment                            $  150,670
                                                                 ==========


(3) NOTES PAYABLE

In July 1996, the Company assumed a $14,973 note payable related to the acquisition of Edina Pharmacy.

As of August 31, 1996, the Company had borrowed $20,000 on the line of credit with Riverside Bank.


(4) CAPITALIZED COMPUTER SOFTWARE

The Company capitalizes software production costs after technological feasibility has been established and prior to general release to clients.


(5) MASTER LICENSE AGREEMENT

On April 21, 1995, the Company had signed a twelve (12) month Master License Agreement with AmeriSource Health Corporation (AmeriSource) of Malvern, PA for the Company's Assurance Community Pharmaceutical Care System(TM). Pursuant to the terms of the agreement, the Company granted to AmeriSource an exclusive license to market and license the software system to retail pharmacies throughout the United States directly or through its affiliate, Pharmacy Care Management Group (PCMG). As consideration for the Company granting these rights to AmeriSource, the Company received $200,000 cash upon signing the agreement. As further consideration, AmeriSource agreed to license a minimum specified number of new retail pharmacies over the term of the agreement in order to maintain the exclusive status of the Master License Agreement. Additional provisions of the agreement provided for the payment of monthly license and support fees to the Company for each retail pharmacy licensing the software.

During April 1996, the Company terminated its relationship with AmeriSource in order to pursue other marketing arrangements. Upon termination of the agreement, the Company no longer receives payments for license and support fees. Revenues received under this agreement constituted approximately 21% of the Company's total 1996 revenue.


(6) LINE OF CREDIT AGREEMENT

On April 4, 1996, the Company entered into a $50,000 "Line of Credit" agreement with Riverside Bank, Minneapolis, MN. Amounts borrowed under the agreement will be used for working capital purposes. All outstanding borrowings bear interest at the First Bank National Association Reference Rate plus 1.5%. The agreement expires April 1, 1997. The agreement is secured by all accounts receivable, equipment not covered under financing agreements, inventory, if any, and general intangibles. The agreement also requires the Company to maintain certain financial covenants, including but not limited to, maintaining a minimum net worth. As of August 31, 1996, the Company had an outstanding balance of $20,000 under this credit facility.


(7) BUSINESS ACQUISITION

On July 19,1996, the Company acquired certain assets of Edina Pharmacy, a retail pharmacy located in Minneapolis, Minnesota from James Kaner, an individual. The Company acquired certain assets, including inventory, fixtures and equipment, and the patient list. The purchase price was $47,228, of which $12,000 was paid in cash. A note payable of $14,793 was assumed. The remaining balance of $20,435 will be paid by the Company in 12 equal monthly installments.

The purchase method of accounting was used. The accompanying financial statements include results of operations of the acquired business from the date of acquisition. Due to the nature of the transaction under which the Company purchased only certain assets of Edina Pharmacy, owned by an individual reporting financial information on an income tax basis, meaningful pro-forma financial information is not available.

This community pharmacy will be developed into a prototype store applying patient care concepts utilizing the Company's Assurance Coordinated Pharmaceutical Care System(TM) software.


(8) MAJOR CLIENT

During the second quarter ended August 31, 1996, Option Care, Inc., the Company's largest client, announced that it had purchased a software company. The current agreement with the Company and Option Care, Inc., expires on January 31, 1997. At Option Care's request, the Company and Option Care are currently negotiating the terms of a transition agreement to cover the period between now and April 30, 1997. Revenues received from this client constituted approximately 23% of the Company's total 1996 revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE SECOND QUARTER ENDED AUGUST 31, 1996, COMPARED WITH THE SECOND QUARTER ENDED AUGUST 31, 1995:

REVENUE. Revenues for the second quarter ended August 31, 1996, decreased $363,338 to $518,061, a decrease of 41.2% when compared to prior year second quarter revenues of $881,399. The Company recorded a second quarter net loss of $108,209, compared to net income of $90,794, in the prior year period, a decrease of $199,003. The loss was the result of the decrease in revenue that was only partially offset by the $164,335 decrease in expenses.

Revenues for the current period were primarily generated by the Company's Assurance Long-Term Care System(TM) and the Assurance Homecare System(TM). Revenues from the Assurance Community Pharmaceutical Care System(TM) declined approximately $252,000 when compared to the prior year period, primarily the result of termination of the marketing relationship with AmeriSource Health Corporation (AmeriSource) during April 1996. This decrease accounted for approximately 69.4% of the total revenue decrease. Revenues from the Company's newly acquired retail pharmacy totaled approximately $43,000 or approximately 8.4% of total revenue.

Revenue received from license fees decreased by approximately $55,000, or 38.3% while revenue from continuing client support fees decreased approximately $34,000, or 8.9%. The entire decrease in support fees, approximately 85.6% of the decrease in license fees, 90.5% of the approximately $179,000 decrease in training fees and all of the decrease in other revenue ($105,000) resulted from the termination of the AmeriSource marketing agreement.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total costs and expenses incurred during the quarter ended August 31, 1996, including interest, depreciation and amortization expense, decreased by $164,335 or 20.8% to $626,270 when compared to prior year expenses of $790,605. Compensation, benefits and payroll taxes decreased by approximately $102,000 or 24.2% when compared to the prior year period. The decrease in payroll expenses was due to five (5) employees involuntary terminated during May 1996, staff attrition, reductions in health insurance benefit costs and reductions in state unemployment insurance rates. The Company has reduced its staff by approximately 20% from the year ago period.

Administrative expenses such as telephone expense, supplies, postage, accounting, legal and equipment maintenance decreased by approximately 14.8% when compared to the prior year period. Commissions paid to commissioned sales representatives decreased by approximately 42.1%, primarily due to the decrease in commissionable software license fees. Expenses associated with advertising, marketing and trade shows increased approximately 104%. During the current year period, the Company awarded software with a value of approximately $17,000 as "door prizes" at trade shows. Clients receiving these awards have licensed additional software, and paid training and support fees to the Company. Travel expenses, fees paid to outside consultants and new client training expenses also decreased when compared to the prior year period.

Net interest expense decreased 48.9% to $3,415 from $6,651, primarily due too reduced borrowing needs and interest revenue received pursuant to the terms of a note receivable from an officer of the Company.

Depreciation and amortization expense, including amortization of covenants, decreased by approximately 29.7% to $31,081 from $44,181. This decrease was primarily due to the completion of the amortization in 1995 of various costs associated with the 1993 acquisition of certain assets of Applied Micro Management, Inc.

RESULTS OF OPERATIONS

FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 1996, COMPARED WITH THE SIX MONTH PERIOD ENDED AUGUST 31, 1995:

REVENUE. Revenue for the six months ended August 31, 1996, was $1,215,675 down $419,396 or 25.7% when compared to prior year revenue of $1,635,071. Net loss for the six month period was $136,684, compared to net income of $138,620, in the prior year period, a decrease of $275,304. The loss was the result of the decrease in revenue that was only partially offset by a $144,092 decrease in expenses.

When compared to the prior year, license fee revenue increased by approximately $104,000, or 43%. Revenue received from licensing the Company's Homecare products accounted for the entire increase. This increase was primarily due to changes in the method of reimbursement by the Company's largest client. During the 1995 period, the Company received monthly retainer fees; in the 1996 period the Company received reimbursement based on the number of Homecare systems licensed and trained. Primarily as a result of this change, consulting revenue decreased by approximately $177,000 or 95.7%.

Revenues received from support fees also increased during the current year period when compared to the prior year period. Support fee revenue increased by approximately $16,000 or 2.2%. Training fee revenue decreased by approximately $232,000 or 85.5% primarily the result of the termination of the AmeriSource marketing agreement. As a result of the termination of the marketing agreement with AmeriSource, revenues received from the Assurance Community Pharmaceutical Care System(TM) declined approximately $237,000 when compared to the prior year period. This decrease accounted for approximately 56.4% of the total decrease in revenue. Revenues from the Company's newly acquired retail pharmacy totaled approximately $43,000 or approximately 3.6% of total revenue.

COSTS AND EXPENSES. Total costs and expenses incurred during the six month period ended August 31, 1996, including interest, depreciation and amortization expense, decreased by $144,092 or 9.6% to $1,352,359 when compared to prior year expenses of $1,496,451. During the current year period the Company significantly reduced compensation, benefits and payroll tax expenses. Compensation and related expenses decreased by approximately $128,000 or 15.5% when compared to the prior year period. The decrease in payroll expense was primarily due to the involuntary termination of five (5) employees during May 1996 and staff attrition. Reductions in health insurance benefit costs and reductions in state unemployment insurance rates also contributed to the decrease in payroll and benefit costs. The Company's employment level is approximately 20% below the year ago period.

Administrative expenses such as telephone expense, supplies, postage, accounting, legal and equipment maintenance decreased by approximately 14.1% when compared to the prior year period. Commissions paid to commissioned sales representatives increased by approximately 36.4%, primarily due to the 43% increase in commissionable software license fees. Expenses associated with advertising, marketing and trade shows increased approximately 71.5%. During the current year period, the Company created marketing literature focused on the Outcomes Management area and also awarded software with a value of approximately $17,000 as "door prizes" at trade shows. Clients receiving these awards have licensed additional software, and paid training and support fees to the Company. Travel expenses, fees paid to outside consultants and new client training expenses also decreased when compared to the six months ended August 31, 1995.

Net interest expense decreased by approximately $8,000 or 54.2% when compared to the prior year period. This decrease was primarily due too reduced borrowing needs and interest revenue received pursuant to the terms of a note receivable from an officer of the Company.

Depreciation and amortization expense, including amortization of covenants, decreased by approximately $25,000 or 28.7% during the current year period when compared to the prior year period. This decrease was primarily due to the expiration of the write-off period for certain assets related to the 1993 acquisition of certain assets of Applied Micro Management, Inc.


LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL. The Company had a working capital deficit of ($304,944) at August 31, 1996, compared to a deficit of ($237,560) at February 29, 1996; a decrease of $67,384. This increase in working capital deficit is the result of the net loss the Company recorded during the six month period ended August 31, 1996.

The Company's negative working situation continues. Improved capital availability will ultimately depend on strong sales performances of the Company's Assurance Long-Term Care System(TM) and the Assurance Coordinated Pharmaceutical Care System(TM) and containment of all operational costs. There can be no assurance that sales results will improve and that the Company will experience profitable operations.

ADDITIONAL CAPITAL REQUIREMENTS. The Company believes that it will have additional cash needs of up to $200,000 during the balance of fiscal 1997 if revenue continues to fall short of the Company's needs and expectations. The Company will supplement its cash requirements with the available line of credit and call all or a portion of the demand note receivable from an officer of the Company. The Company plans to continue operating expense reductions currently underway. If revenue continues to fall short of Company needs and the Company is unable to generate sufficient cash flow from operations the Company will need to explore raising additional capital.


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



                                   Health Outcomes Management, Inc.
                                   (registrant)


Date: October 15, 1996             By:   /s/ William A. Peter, Jr.
                                        ------------------------------------
                                         William A. Peter, Jr.
                                         President, CEO


Date: October 15, 1996             By:   /s/ Russell Jackson
                                        ------------------------------------
                                         Russell Jackson
                                         Chief Financial Officer and
                                         Principal Financial Officer




                                Index to Exhibits


Exhibit

11       Schedule showing calculation of earnings per share.

27       Financial Data Schedule