Form 10QSB
period 1996-11-30
HEALTH OUTCOMES MANAGEMENT INC
filed 1997-01-14
CIK 804157

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


    The number of shares of the registrant's Common Stock, $.01 par value, outstanding at January 10, 1997, was 8,499,029.



                                      INDEX

                HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - November 30, 1996 and February 29, 1996.

                  Condensed Consolidated Statements of Operations -
                  Three and nine months ended November 30, 1996 and 1995.

                  Consolidated Statements of Cash Flows -
                  Nine months ended November 30, 1996 and 1995.

                  Notes to Consolidated Financial Statements -
                  November 30, 1996.

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

                  Item 6 - Exhibits and Reports on Form 8-K.


SIGNATURES


PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           November 30,
                                                               1996        February 29,
                                                            (Unaudited)       1996
ASSETS

Current assets:
    Cash and cash equivalents                                $ 16,761        68,657
    Trade receivables, less allowance for doubtful
         accounts of $15,000 and $15,000, respectively        175,319       140,219
    Inventory                                                  67,084          --
    Prepaid expenses                                           18,000        43,805
    Other current assets                                        1,136           679
                                                             --------      --------
            Total current assets                              278,300       253,360

Property and equipment, net of accumulated depreciation       127,446       180,353

Other assets, net of accumulated amortization of
     $311,440 and $286,867, respectively                       58,028        82,601
                                                             --------      --------
Total assets                                                 $463,774       516,314
                                                             ========      ========


The accompanying notes are an integral part of the consolidated financial statements.


                                                                 November 30,
                                                                     1996           February 29,
                                                                 (Unaudited)            1996

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable to bank                                             25,000              --
    Notes payable, other, current portion                              6,768              --
    Current installments of obligation under capital leases           68,095            58,928
    Accounts payable                                                 124,869           126,936
    Deferred revenue                                                  96,009           193,660
    Accrued compensation                                              57,251            74,955
    Accrued payroll taxes                                             13,842            20,222
    Other current liabilities                                         20,463            16,219
                                                                 -----------       -----------
            Total current liabilities                                412,297           490,920
                                                                 -----------       -----------

Notes payable, other, excluding current portion                        6,067              --
Obligation under capital leases, excluding
     current installments                                             37,482            81,962
                                                                 -----------       -----------
            Total liabilities                                        455,846           572,882
                                                                 -----------       -----------

Stockholders' deficit:
    Series A, convertible stock, $.01 par value:
        Authorized - 1,000,000
        Issued and outstanding shares - none                            --                --
    Common stock--$.01 par value:
       Authorized - 15,000,000
       Issued and outstanding shares - 8,499,029 and
       8,327,885, respectively                                        84,990            83,279
    Additional paid-in capital                                     4,724,567         4,665,724
    Accumulated deficit                                           (4,731,429)       (4,713,171)
    Note receivable from officer                                     (70,200)          (92,400)
                                                                 -----------       -----------
            Total stockholders' deficit                                7,928           (56,568)
                                                                 -----------       -----------
Total liabilities and stockholders' deficit                      $   463,774           516,314
                                                                 ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.



HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three months ended              Nine months ended
                                                   November 30,                    November 30,
                                               1996            1995           1996            1995
                                           -----------     -----------    -----------     -----------
Revenues                                   $   759,116     $   792,488    $ 1,974,791     $ 2,427,559
Cost of revenues                               353,539         461,362      1,183,418       1,384,783
                                           -----------     -----------    -----------     -----------
      Gross profit                             405,577         331,126        791,373       1,042,776
                                           -----------     -----------    -----------     -----------

Operating expenses:
  Research and development                      44,982         149,380        187,202         371,626
  Selling and marketing                         35,585          49,791        139,493         144,129
  General and administrative                   202,127         116,735        471,862         358,503
                                           -----------     -----------    -----------     -----------
      Total operating expenses                 282,694         315,906        798,557         874,258
                                           -----------     -----------    -----------     -----------

      Income (loss) from operations            122,883          15,220         (7,184)        168,518
                                           -----------     -----------    -----------     -----------



Other (income) expense
  Interest income                               (1,838)           --           (6,117)           (252)
  Interest expense                               6,295           6,327         17,191          21,257
                                           -----------     -----------    -----------     -----------
                                                 4,457           6,327         11,074          21,005
                                           -----------     -----------    -----------     -----------


      Income tax expense                          --              --             --              --

      Net income (loss)                    $   118,426     $     8,893    $   (18,258)    $   147,513
                                           ===========     ===========    ===========     ===========

      Income (loss) per common share       $       .01     $       .00    $      (.00)    $       .02
                                           ===========     ===========    ===========     ===========


Weighted average number of common and
   common equivalent shares outstanding      8,486,162       8,728,656      8,421,214       8,745,873
                                           ===========     ===========    ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.



HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                           Nine months ended November 30,
                                                                                  1996         1995
                                                                                --------     --------
Cash flows from operating activities:
    Net income (loss)                                                           $(18,258)     147,513
                                                                                --------     --------
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
    Depreciation                                                                  68,476       80,675
    Amortization                                                                  24,573       51,544
    Provision for losses on accounts receivable                                   10,317       28,680
    Recoveries of bad debts                                                        4,153         --
    Payments in stock                                                             15,045        3,650
Changes in operating assets and liabilities, net of
       acquisition of Edina Pharmacy
    Decrease (increase) in trade receivables                                     (49,570)      43,451
    Increase in inventory                                                        (33,053)        --
    Decrease (increase) in prepaid expenses                                       25,805      (29,489)
    Decrease (increase) in other current assets                                     (457)       4,657
    Decrease in accounts payable                                                 (15,690)    (136,614)
    Increase (decrease) in deferred revenue                                      (97,650)      84,511
    Decrease in accrued compensation                                             (17,704)     (64,630)
    Decrease in accrued payroll taxes                                             (6,380)     (88,456)
    Increase (decrease) in other current liabilities                               4,243       (2,775)
                                                                                --------     --------
       Total adjustments                                                         (67,892)     (24,796)
                                                                                --------     --------
       Cash provided by (used in) operating activities                           (86,150)     122,717
                                                                                --------     --------

Cash flows from investing activities:
    Capital expenditures                                                          (2,569)     (48,253)
    Cash paid for acquisition of Edina Pharmacy                                  (18,435)        --
                                                                                --------     --------
       Cash flows used in investing activities                                   (21,004)     (48,253)
                                                                                --------     --------

Cash flows from financing activities:
    Principal payments received on note receivable from officer                   22,200         --
    Principal payments under capital lease obligations                           (35,313)     (32,148)
    Loans from bank                                                               25,000         --
    Repayment of note payable assumed in the
       Edina Pharmacy acquisition                                                 (2,139)        --
    Repayment of bank loans assumed in the
       Applied Micro Management, Inc. acquisition                                   --         (6,123)
    Net repayment of loans to officer                                               --        (60,000)
    Proceeds from issuance of common stock                                        45,510       31,265
                                                                                --------     --------
       Cash flows provided by (used in) financing activities                      55,258      (67,006)
                                                                                --------     --------

Increase (decrease) in cash and cash equivalents                                 (51,896)       7,458
Cash and cash equivalents at beginning of period                                  68,657       22,795
                                                                                --------     --------
Cash and cash equivalents at end of period                                      $ 16,761       30,253
                                                                                ========     ========

Supplemental disclosures of cash flow information: Cash paid during the year for:
       Interest                                                                 $ 17,191       21,257
                                                                                ========     ========

The accompanying notes are an integral part of the consolidated financial statements.



                HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                November 30, 1996


(1) BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 29, 1996. In the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three and nine month periods ended November 30, 1996, may not be indicative of the results that may be expected for the year ending February 28, 1997.

(2) PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

           Property under capitalized leases             $  310,006
           Furniture and equipment                          374,723
                                                         ----------
                                                            684,729
           Less accumulated depreciation                    557,283
                                                         ----------
           Net property and equipment                    $  127,446
                                                         ==========

(3) NOTES PAYABLE

In July 1996, the Company assumed a $14,973 note payable related to the acquisition of Edina Pharmacy. As of November 30, 1996, the Company had an outstanding balance of $12,834 on this note payable.

As of November 30, 1996, the Company had borrowed $25,000 on the line of credit with Riverside Bank.

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

(6) LINE OF CREDIT AGREEMENT

On April 4, 1996, the Company entered into a $50,000 "Line of Credit" agreement with Riverside Bank, Minneapolis, MN. Amounts borrowed under the agreement will be used for working capital purposes. All outstanding borrowings bear interest at the First Bank National Association Reference Rate plus 1.5%. The agreement expires April 1, 1997. The agreement is secured by all accounts receivable, equipment not covered under financing agreements, inventory, if any, and general intangibles. The agreement also requires the Company to maintain certain financial covenants, including but not limited to, maintaining a minimum net worth. As of November 30, 1996, the Company had an outstanding balance of $25,000 under this credit facility.

(7) BUSINESS ACQUISITION

On July 19, 1996, the Company acquired certain assets of Edina Pharmacy, a retail pharmacy located in Minneapolis, Minnesota from James Kaner, an individual. The Company acquired certain assets, including inventory, fixtures and equipment, and the patient list. The purchase price was $47,228, of which $12,000 was paid in cash. A note payable of $14,793 was assumed. The remaining balance of $20,435 will be paid by the Company in 12 equal monthly installments.

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

(8) MAJOR CLIENT

During the second quarter ended August 31, 1996, Option Care, Inc., the Company's largest client, announced that it had purchased a software company. The current agreement with the Company and Option Care, Inc., expires on January 31, 1997. On October 31, 1996, the Company and Option Care announced the signing of a "transition agreement" that, according to the terms of the agreement, required Option Care to pay the Company a one-time payment of $159,000 for consulting services and certain software tools owned by the Company. The Company will receive an additional $15,000 on January 15, 1997, for training services provided. Revenues received from this client constituted approximately 23% of the Company's total 1996 revenue.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THIRD QUARTER ENDED NOVEMBER 30, 1996, COMPARED WITH THE THIRD QUARTER ENDED NOVEMBER 30, 1995:

REVENUE. Revenues for the third quarter ended November 30, 1996, decreased $33,372 to $759,116, a decrease of 4.21% when compared to prior year third quarter revenues of $792,488. The Company recorded third quarter net income of $118,426, compared to net income of $8,893, in the prior year period, an increase of $109,533 or 1,231.7%. The increase in net income was primarily the result of revenue received from one-time contracts rather than continuing agreements. The Company received $50,000 from a consulting contract and $159,000 pursuant to the terms of the "termination agreement" between the Company and its largest client.

Revenues for the current period were primarily generated by the Company's Assurance Long-Term Care System(TM) and the Assurance Homecare System(TM). Revenues from the Assurance Community Pharmaceutical Care System(TM) declined approximately $179,000 when compared to the prior year period, primarily the result of termination of the marketing relationship with AmeriSource Health Corporation (AmeriSource) during April 1996. This decrease was offset by $50,000 received from a one-time consulting contract and $159,000 received pursuant to the "termination agreement" with the Company's largest client. Revenues from the Company's newly acquired retail pharmacy totaled approximately $80,000 or approximately 10.5% of total revenue.

Revenue received from license fees decreased by approximately $143,000, or 64.6% while revenue from continuing client support fees decreased approximately $69,000, or 16.7%. The entire decrease in support fees, approximately 54.1% of the decrease in license fees, 80% of the approximately $34,000 decrease in training fees resulted from the termination of the AmeriSource marketing agreement.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total costs and expenses incurred during the quarter ended November 30, 1996, including interest, depreciation and amortization expense, decreased by $142,905 or 18.2% to $640,690 when compared to prior year expenses of $783,595. Compensation, benefits and payroll taxes decreased by approximately $128,000 or 30.1% when compared to the prior year period. The decrease in payroll expenses is primarily due to the approximate 30% staff reduction from the year ago period, reductions in health insurance benefit costs and reductions in state unemployment insurance rates. Staff reductions are the result of staff attrition and involuntary termination of five (5) employees during May 1996.

Administrative expenses such as telephone expense, supplies, postage, accounting, legal and equipment maintenance decreased by approximately 29.8% when compared to the prior year period. Administrative expenses have declined significantly as the Company has implemented expense reductions in an attempt to offset reductions in revenue. Commissions paid to commissioned sales representatives decreased by approximately 48.1%, primarily due to the decrease in commissionable software license fees. Expenses associated with advertising, marketing and trade shows decreased approximately 14.9%. The Company has reduced trade journal advertising during the third quarter as part of its effort to reduce costs during a period of reduced revenues. Fees paid to outside consultants decreased by approximately 36.8% when compared to the prior year period.

Net interest expense decreased 29.6% to $4,457 from $6,327, primarily due to interest revenue received pursuant to the terms of a note receivable from an officer of the Company.

Depreciation and amortization expense, including amortization of covenants, decreased by approximately 31.5% to $31,415 from $45,831. This decrease was primarily due to the completion of the amortization in 1995 of various costs associated with the 1993 acquisition of certain assets of Applied Micro Management, Inc.

RESULTS OF OPERATIONS

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 1996, COMPARED WITH THE NINE MONTH PERIOD ENDED NOVEMBER 30, 1995:

REVENUE. Revenue for the nine months ended November 30, 1996, was $1,974,791 down $452,768 or 18.7% when compared to prior year revenue of $2,427,559. Net loss for the nine month period was $18,258, compared to net income of $147,513, in the prior year period, a decrease of $165,771. The loss resulted from decreased revenue that was only partially offset by a $286,997 decrease in expenses. During the nine month period the Company received revenue from one-time contracts totaling $209,000. The Company received $50,000 from a consulting contract and $159,000 pursuant to the terms of the "termination agreement" between the Company and its largest client.

When compared to the prior year, license fee revenue decreased by approximately $39,000, or 8.4%. Increased revenue received from licensing the Company's Homecare products was offset entirely by decreased license fee revenue from the Company's Pharmaceutical Care and Long-Term Care products. Consulting fee revenue decreased by approximately $135,000 or 69.9% primarily as a result of the change in the method of reporting reimbursement received from the Company's largest client. During part of the 1995 period, the Company received monthly retainer fees; in the 1996 period the Company received reimbursement based on the number of Homecare systems licensed and trained.

Revenues received from support fees also decreased during the current year period when compared to the prior year period. Support fee revenue decreased by approximately $53,000 or 4.6%. This decrease resulted entirely from the termination of the AmeriSource marketing agreement. Training fee revenue decreased by approximately $266,000 or 82.9% primarily the result of the termination of the AmeriSource marketing agreement. As a result of the termination of the marketing agreement with AmeriSource, revenues received from the Assurance Community Pharmaceutical Care SystemTM declined approximately $416,000 when compared to the prior year period. This decrease accounted for approximately 91.8% of the total decrease in revenue. Revenues from the Company's newly acquired retail pharmacy totaled approximately $123,000 or approximately 5.1% of total revenue.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total costs and expenses incurred during the nine month period ended November 30, 1996, including interest, depreciation and amortization expense, decreased by $286,997 or 12.6% to $1,993,049 when compared to prior year expenses of $2,280,046. During the current year period the Company significantly reduced compensation, benefits and payroll tax expenses. Compensation and related expenses decreased by approximately $256,000 or 20.4% when compared to the prior year period. The decrease in payroll expense was primarily due to the involuntary termination of five (5) employees during May 1996 and staff attrition. Reductions in health insurance benefit costs and reductions in state unemployment insurance rates also contributed to the decrease in payroll and benefit costs. The Company's employment level is approximately 30% below the year ago period.

Administrative expenses such as telephone expense, supplies, postage, accounting, legal and equipment maintenance decreased by approximately 19.9% when compared to the prior year period. The Company has reduced administrative expenses as a part of its overall strategy to reduce total corporate expenses to offset declines in revenue. Commissions paid to commissioned sales representatives decreased by approximately .9%, primarily due to the decrease in commissionable software license fees. Expenses associated with advertising, marketing and trade shows increased approximately 40.5%. During the current year period, the Company created marketing literature focused on the Outcomes Management area and also awarded software with a value of approximately $17,000 as "door prizes" at trade shows. Clients receiving these awards have licensed additional software, and paid training and support fees to the Company. Travel expenses, fees paid to outside consultants and new client training expenses also decreased when compared to the nine months ended November 30, 1995.

Net interest expense decreased by approximately $10,000 or 46.8% when compared to the prior year period. This decrease was primarily due to reduced borrowing needs and interest revenue received pursuant to the terms of a note receivable from an officer of the Company.

Depreciation and amortization expense, including amortization of covenants, decreased by approximately $39,000 or 29.6% during the current year period when compared to the prior year period. This decrease was primarily due to the expiration of the write-off period for certain assets related to the 1993 acquisition of certain assets of Applied Micro Management, Inc.


LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL. The Company had a working capital deficit of ($133,997) at November 30, 1996, compared to a deficit of ($237,560) at February 29, 1996; a decrease of $103,563. The decrease in working capital deficit is primarily the result of $159,000 received from the Company's largest client pursuant to the "termination agreement." This improvement in the working capital was partially offset by the Company's net loss for the nine month period ended November 30, 1996.

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

ADDITIONAL CAPITAL REQUIREMENTS. The Company believes that it will have additional cash needs of up to $100,000 during the balance of fiscal 1997 if revenue continues to fall short of the Company's needs and expectations. The Company will supplement its cash requirements with the available line of credit and call all or a portion of the demand note receivable from an officer of the Company. The Company plans to continue operating expense reductions currently underway. If revenue continues to fall short of Company needs and the Company is unable to generate sufficient cash flow from operations the Company will need to explore raising additional capital.



                                     PART II


Item 4 - Submission of Matters to a Vote of Securities Holders

At the Annual Meeting of the stockholders of the Company held on September 19, 1996, the stockholders elected to the Board of Directors those nominees as listed in the proxy statement. Those individuals are William A. Peter, Jr., Michael J. Frakes, Robert J. Cipolle and Jerry L. Hoganson. These individuals constitute the entire Board of Directors of the Company.

No other matters were submitted to a vote of the security holders.


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

         10(a) Asset Purchase Agreement for the purchase of certain assets of Edina Pharmacy on July 19, 1996.

         10(b) Transition Agreement between Health Outcomes Management, Inc. and Option Care, Inc. dated as of October 31, 1996, for consulting services and termination of Agreement dated February 1, 1994, as amended by Amendment I effective as of February 1, 1995.

         11       Schedule showing calculation of earnings per share.

         27       Financial Data Schedule

(b)   Reports on Form 8-K

         None




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Health Outcomes Management, Inc.
                                         (registrant)


Date: January 14, 1997                    By: /s/   William A. Peter, Jr.
      ----------------                        ---------------------------------
                                              William A. Peter, Jr.
                                              President, CEO


Date: January 14, 1997                    By: /s/   Russell Jackson
      ----------------                        ---------------------------------
                                              Russell Jackson
                                              Chief Financial Officer and
                                              Principal Financial Officer




                                Index to Exhibits


Exhibit


10(a)    Asset Purchase Agreement

10(b)    Transition Agreement

11       Schedule showing calculation of earnings per share.

27       Financial Data Schedule