Form 10KSB40
period 1997-02-28
HEALTH OUTCOMES MANAGEMENT INC
filed 1997-06-02
CIK 804157

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997

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

Securities registered under Section 12(g) of the Exchange Act: None

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No ____

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenue for its most recent fiscal year was $2,509,022.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 1997, was approximately $958,703.

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding at May 1, 1997 was 8,499,029.

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


Part IV:

Item 13.          Exhibits, financial statement schedules,
                    and reports on Form 8-K




PART I

Item 1.  Business

The Company

Health Outcomes Management, Inc. (the "Company" or "Health Outcomes Management") was incorporated in Minnesota in February 1986. Until September 1995, the Company operated under the name "Data Med Clinical Support Services, Inc". The term the "Company" or "Health Outcomes Management" as used herein includes Health Outcomes Management, Inc. and subsidiaries, unless otherwise indicated. The Company's executive offices are located at 2331 University Avenue Southeast, Minneapolis, Minnesota 55414. The Company's telephone number is 612-378-3053.

On June 15, 1994, the Company formed Pharmaceutical Care Outcomes, Inc. as a wholly owned subsidiary. The primary purpose of the new corporation is to continue to refine the Assurance Coordinated Pharmaceutical Care System(TM), market it to pharmacies across the United States and work closely with the Peters Institute of Pharmaceutical Care at the University of Minnesota in the practice of comprehensive Pharmaceutical Care.

During July 1996, and April 1997, the Company acquired certain assets of two community pharmacies located in the Minneapolis, Minnesota metropolitan area. These community pharmacies are being developed into prototype stores applying patient care concepts utilizing the Company's Assurance Coordinated Pharmaceutical Care System(TM) software.

The Company has another subsidiary operating under the name of HO Management, Inc. which is inactive at this time.

Description of Business

The Company's mission statement is to improve the quality of patient outcomes in healthcare - cost effectively; using modern computer software technology.

The Company's primary business consists of licensing its proprietary clinical support and financial software services to long-term care facilities, home healthcare agencies, retail pharmacies and hospitals. The principal elements of these services include software, training and 24-hour telephone support.

In addition, the Company operates two community pharmacies that are being developed into prototype stores applying patient care concepts.

The Company markets its software services under the trade name "ASSURANCE 2001". These comprehensive services are designed to give health care professionals the assurance that productivity and costs are being carefully managed, and to give clinicians the assurance that patient care is optimized by using some of the most advanced technology available to provide successful patient healthcare outcomes.



The Products

Long-Term Care

The Company markets computer software services to long-term care facilities to provide the clinical documentation required by federal regulation. A shortage of nurses also makes computerized clinical records desirable. The Assurance Long-Term Care System(TM) utilizes a relational data base. The Company also provides Point-of-Care remote data collection software for use at nursing stations. The Company's Assurance Financial System(TM) software may be installed singularly or as a complete system with the clinical documentation system.

Home Healthcare Agencies

The Assurance Homecare System(TM) is designed for the collection and analysis of information needed to manage homecare patients when they no longer need to be in a hospital after a sickness and are being cared for at home. Nurses can record their findings at a patient's home using Health Outcomes Management's unique Point-of-Care Software(TM) and a notebook computer. All information is then made available to the homecare agency and to the physicians via a relational data base for activities such as clinical trend analysis and prompt billing. The Company's Assurance Financial System(TM) software may be installed alone or as a part of a complete system with the Company's clinical documentation system.

Community Pharmacy Software

The Assurance Coordinated Pharmaceutical Care System(TM) utilizes pharmacy protocols that have been developed for the most cost effective treatment of patients who are using multiple drugs, prescribed by more than one physician, plus over-the-counter drugs. This system is a quality assurance and continuous quality improvement approach to caring for patients. The system provides a major step forward in the everyday practice of pharmacy in community pharmacies. A major emphasis of this system is outcome management to enhance the patient's quality of life, cost effectively.

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

Pharmacokinetics is the study of how drugs get into and out of a patient's body and the changes which take place while they are in the body. The Assurance Kinetics System(TM) makes it easier, faster and less costly to calculate proper dosages, and to track schedules of commonly monitored drugs. The heart of Health Outcomes Management's Assurance Kinetics System(TM) is the unique Health Outcomes Management software, updated with the latest findings in pharmacokinetic research.

Studies indicate that many patients in hospitals are suffering from malnutrition. The patient's nutritional status plays a major role in determining the outcome of any medical intervention. Health Outcomes Management's Assurance Nutrition System(TM) allows an institution or physician to provide a nutritional consult which is specifically geared to the severity of the patient's nutritional status.

Continuing Support Services

All computerized Health Outcomes Management systems are licensed with an agreement for Health Outcomes Management to provide continuing support services on a 24-hour-a-day, 7 day-a-week basis via the Company's telephone helpline (1-800-STAT-911).

Community Pharmacy Stores

At the Company's community pharmacy locations prescription and over-the-counter drugs are sold at the retail level. The Company also utilizes the Assurance Coordinated Pharmaceutical Care System(TM) to market a "Personalized Pharmaceutical Care Plan" to pharmacy patients which summarizes, analyzes and assists patients in understanding all medications being taken.



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

The Company's principal competition in the market for the Assurance Long-Term Care System(TM) and Assurance Financial System(TM) include Care Computer, MCS, Beechwood, AA Data Systems, Achieve, Melyx, and Long-Term Care Computer Systems as well as approximately eighty-five other suppliers.

The Assurance Homecare System(TM) has principally the following competitors:
Infomed, Sandata, Delta, Kiyo, ProMac, RX:Home and Mesta Med.

In the market for the drug dosing and nutritional support, competition consists of Simkin, Cedar Systems and the Diagnostics Division of Abbott. The Abbott product is intended primarily to serve as a complement to Abbott's laboratory instruments.

In the area of Pharmaceutical Care, competition consists primarily of Carepoint, Encara, CareStream and MedOutcomes. Many pharmacy dispensing systems advertise that they also provide pharmaceutical care. However, the Company believes that dispensing systems do not provide comprehensive patient care and drug outcomes measurement.

The Company believes that the Assurance Long-Term Care System 2001(TM) and Assurance Homecare System 2001(TM) are among the leading clinical products in their fields. Company management believes that the Company's comprehensive clinical services distinguish its products from the competition. The Company believes that competitors could introduce new competing comprehensive clinical services and products but not without significant investments of time and capital. Many of the Company's competitors, however, do have greater financial and marketing resources than the Company.

While there are approximately 60,000 community pharmacies in the U. S. that sell prescription and over-the-counter drugs, few offer the service of pharmaceutical care that is available at the Company's community pharmacies and the pharmacies who license the Company's software for pharmaceutical care.



Sales and Marketing

The Company's products are presently marketed through direct marketing efforts. The direct approach consists of efforts by Company personnel and commissioned sales representatives in the promotion and sales of products and services into all of the Company's markets.

The Company's marketing objective is to establish itself as a leader in providing clinical support services by placing a major emphasis on the service component of its business. To accomplish this, the Company has implemented the following strategies:

    o Offer a wide variety of clinical and financial support services that are adaptable to multiple health care applications and settings such as long-term care facilities, community pharmacies, home healthcare agencies and hospitals.

    o Distinguish Health Outcomes Management as a technology leader. The Company's expert staff of Doctors of Pharmacy and Registered Nurses enables Health Outcomes Management to stay on the leading edge of patient outcome management technology.

    o Provide a 24-hour-a-day helpline (l-800-STAT-911) so that Health Outcomes Management clinical and financial experts are available on a seven day, 24-hour basis to provide excellent clinical and financial support services to its clients.

    o Exhibit the Company's products and services at important national trade shows and technical convocations.

    o   Develop strategic alliances with healthcare providers.

    o Develop and operate prototype community pharmacies applying patient care concepts utilizing the Company's Assurance Coordinated Pharmaceutical Care System(TM) software.


The ASSURANCE 2001 systems are stand alone services which can be integrated, but are designed to meet specific productivity and outcome management needs of practitioners and clinicians. They are generally licensed directly by the Company to existing clients and to prospects generated from magazine advertising, trade shows, direct mailings and direct sales efforts.



Significant Clients

During the year ended February 28, 1997, one client accounted for approximately 27% of total revenue. In 1996 and 1995, this client accounted for approximately 23% and 31%, respectively, of total revenues. In January 1997, the Company's relationship with this client terminated at the end of the three year agreement.

During April 1996, the Company terminated its one year marketing agreement with a major client in order to pursue other marketing arrangements. Revenues from this client constituted approximately 21% of the Company's total 1996 revenue. Revenues from the client were not material in 1997 or 1995.



Research and Development

The Company spent approximately $223,000, $503,000 and $383,000 for research and development efforts in 1997, 1996 and 1995, respectively. For fiscal year 1998 the Company intends to fund software development at approximately the same levels as fiscal year 1997.



Government Regulation

Medical products and devices are subject to extensive federal regulations by the United States Food and Drug Administration (the "FDA") and are also subject to state regulations. To date, the FDA has not adopted any substantive regulation on computer software or related services and, currently, none of the Company's products or services is subject to FDA oversight.

Changes in reimbursement formulas and in the types of items eligible for reimbursement under government funded health care programs, and the availability and timing of funding appropriations for such programs, have affected the health care industry generally and may, directly or indirectly, affect the market for the Company's products and services.



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



Employees

On May 1, 1997, the Company employed 21 staff members. In addition, the Company was utilizing the services of 7 independent marketing representatives. The Company is not subject to any collective bargaining agreements and considers its relationships with employees to be good.



Insurance

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


Item 2.  Properties

The Company leases its corporate office and training facilities, which are located at 233l University Avenue Southeast in Minneapolis, Minnesota. The facilities are covered by an operating lease with an original term of three (3) years commencing January 1, 1992. Under an amendment signed December 23, 1996, and effective February 28, 1997, the Company terminated a portion of this lease. The lease term for the remaining office space has been extended to December 31, 1998, with an option for an additional two years. Rent is payable monthly in the amount of $8,944. In addition to such rent, the Company is obligated to pay certain operating costs and increases in real property taxes. Such facility consists of approximately 7,477 square feet.

The Company leases a community pharmacy site which is located at 3831 West 50th Street, Minneapolis, Minnesota. The site is covered by an operating lease which will terminate on September 30, 1998. Rent is payable monthly in the amount of $997.50. In addition to such rent, the Company is obligated to pay certain operating costs and increases in real property taxes.

The Company leases a community pharmacy site located at 9611 Anderson Lake Parkway, Eden Prairie, Minnesota. The site is covered by an operating lease with a term of five (5) years commencing on April 3, 1997. For lease years one through three the rent is payable monthly in the amount of $905. For the lease years four and five the rent is payable monthly in the amount of $1,006. Due to temporary construction at the site, the Company is not obligated to pay rent from April 1, 1997 through December 31, 1997. In addition to such rent, the Company is obligated to pay certain operating costs and increases in real property taxes. Such facility consists of approximately 604 square feet. Additional space likely will be required in the near future at this location.


Item 3.  Legal Proceedings.

As of May 1, 1997, the Company was not involved in any legal proceedings.


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

                                   STOCK PRICE

                  FISCAL 1997                                    FISCAL 1996
--------------------------------------------------------------------------------
QUARTER        HIGH         LOW                  QUARTER       HIGH        LOW
               ----         ---                                ----        ---
First         $  .44       $  .31                First        $  .94      $  .50
Second        $  .38       $  .19                Second       $ 1.12      $  .81
Third         $  .19       $  .08                Third        $  .94      $  .69
Fourth        $  .16       $  .13                Fourth       $  .69      $  .50

As of May 7, 1997, there were approximately 278 shareholders of record of the Company's common stock.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL. Health Outcomes Management, Inc., is a developer and supplier of proprietary computer software and services to the healthcare industry. In addition, during fiscal 1997, the Company operated one community pharmacy. Revenues are derived primarily from five sources: (1) licensing computerized clinical and financial information management software systems; (2) providing on-going software support services; (3) software training services; (4) consulting services and (5) prescription and over-the-counter drug sales. License and training fees are usually received at the beginning of the license term, which is generally from one to three years in duration. Annual and monthly support fees pay for periodic software updates, telephone helpline support and software usage.

FISCAL 1997 V. FISCAL 1996

REVENUE. For fiscal 1997, revenue was $2,509,022. Total revenue decreased by $673,696, or 21.2%, from $3,182,718 in fiscal 1996. The Company recorded a net loss in fiscal 1997 of $113,244, compared to net income of $95,615 in fiscal 1996, a decrease of $208,859 or 218.4%. The fiscal 1997 decrease was primarily the result of the termination of a one year marketing relationship with one of the Company's major clients in April 1996 and the expenses associated with the startup and operation of the pharmacy acquired in July 1996. Revenue received from client support fees decreased by 8.6%, license fees decreased by 33.7%, software training fees decreased by 73.6%, consulting revenue decreased by 69.9% and other revenue decreased by 37.5%. Revenues from prescription and over-the-counter drug sales at the pharmacy acquired in fiscal 1997 partially offset the decreases in other revenues.

Support fee revenue from the Company's Long-Term Care and Homecare products increased by 7.3%. Decreased revenues from the Assurance Community Pharmaceutical Care System(TM) accounted for 50.1% of the decline in license fees, 96.2% of the decline in training fees, and all of the decline in support fees and in other revenue, primarily the result of the Company terminating its marketing relationship with one of its largest clients.

Consulting fee revenue decreased 69.9%, primarily reflecting changes in the method of reimbursement by the Company's largest client. During part of fiscal 1996, the Company received monthly retainer fees; for the remainder of fiscal 1996 and all of fiscal 1997 the Company received reimbursement based on the number of Homecare systems licensed and trained. See Note 11 to the Consolidated Financial Statements for discussion of this arrangement.

During fiscal 1997, the Company received a one-time payment of $159,000 pursuant to the terms of a "transition agreement" between the Company and its largest client. See Note 11 to the Consolidated Financial Statements for discussion of this "transition agreement".

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total expenses in fiscal 1997, including interest, depreciation and amortization, decreased 15.1% to $2,622,266 from $3,087,103 in fiscal 1996. Total operating expenses, including the expenses of the pharmacy acquired in fiscal 1997, decreased 13.6% to $1,032,390 from $1,194,859 in fiscal 1996. Compensation, benefits and payroll taxes decreased 22.8% in fiscal 1997. The decrease in payroll expenses is primarily due to the approximate 35% staff reduction from the prior fiscal period, reductions in health insurance benefit costs and a 10% voluntary salary reduction by the President and Vice President. Staff reductions are the result of staff attrition and the involuntary termination of seven (7) employees. Administrative expenses such as telephone, accounting, legal, postage, supplies, education and equipment maintenance decreased 17.3% in fiscal 1997. Administrative expenses have declined significantly as the Company has implemented expense reductions in an attempt to offset reductions in revenue. Commissions paid to sales representatives in fiscal 1997 decreased 17.3% due to decreases in commissionable license fees. Travel expenses and fees paid to outside consultants also decreased in fiscal 1997 when compared to fiscal 1996. Depreciation and amortization expenses decreased 27.3% in fiscal 1997 to $124,678 from $171,531 in fiscal 1996. Amortization of various capitalized software costs was completed in fiscal 1995.

Net interest expense decreased 40.6% in fiscal 1997 to $15,395 from $25,927 in fiscal 1996, primarily due to interest income earned on the note receivable from an officer of the Company. During fiscal 1997 and fiscal 1996, the Company's interest costs related primarily to leased computer and office equipment. In fiscal 1996, the interest costs related primarily to leased computer and office equipment


FISCAL 1996 V. FISCAL 1995

REVENUE. For fiscal 1996, revenue was essentially flat at $3,182,718. Total revenue rose $13,900, or 0.4%, from $3,168,818 in fiscal 1995. Revenue received from client support fees increased 28.7%, license fees 10.6% and software training fees 102.7%. Decreases in consulting revenue and sales of client networking systems offset these increases.

During fiscal 1996, the Company introduced the Assurance Coordinated Pharmaceutical Care System(TM). Revenues generated from this software system accounted for 69.8% of the total increase in client support fees, and all of the increase in training fees, and offset decreases in license fees received from Long-Term Care and Hospital products.

Consulting fee revenue decreased 74.1% in fiscal 1996 compared to fiscal 1995, primarily reflecting changes in the method of reimbursement by the Company's largest client. During fiscal 1995, the Company received monthly retainer fees; in fiscal 1996 the Company received reimbursement based on the number of Homecare systems licensed and trained. See Note 11 to the Consolidated Financial Statements for discussion of this arrangement.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total expenses, including interest, depreciation and amortization decreased 2.2% in fiscal 1996 to $3,087,103 from $3,157,823 in fiscal 1995. Total operating expenses decreased 6.4% in fiscal 1996 to $1,194,859 from $1,276,178 in fiscal 1995. Compensation, benefits and payroll taxes increased 5.6% in fiscal 1996 from the prior year period. Administrative expenses such as telephone, accounting, legal, postage, supplies, education and equipment maintenance increased 4.2% during fiscal 1996 from the prior year period. Expense increases were principally due to increased equipment maintenance costs associated with the upgrade of existing computer equipment and increased education expenses for computer programmers. Commissions paid to sales representatives decreased 12.9% in fiscal 1996 from the prior year period due to decreases in commissionable license fees. Travel expenses, fees paid to outside consultants and new client training expenses also decreased in fiscal 1996 when compared to fiscal 1995. Expenses associated with advertising and marketing increased by 8.1% in fiscal 1996 from the prior year period. Depreciation and amortization expenses decreased 42.7% in fiscal 1996 to $171,531 from $299,524 in fiscal 1995. Amortization of various intangible costs associated with the 1993 acquisition of certain assets of Applied Micro Management, Inc. was completed in 1995.

Net interest expense decreased 27.6% in fiscal 1996 to $25,927 from $35,826 in fiscal 1995, primarily due to reduced borrowing from an officer of the Company. During fiscal 1996 and fiscal 1995, the Company's interest costs related primarily to leased computer and office equipment.



LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 1997, the Company had a working capital deficit of $(210,537) compared to a deficit of $(237,560) at February 29, 1996, an improvement of $27,023. The improvement in the working capital position was principally due to payments received from the exercise of stock options and from the payments received on a note receivable which was mostly offset by capital lease obligation payments and the net loss for the year.

The Company does not have commitments to purchase additional equipment, but does plan to continue to fund software development efforts at approximately the same levels as the past year.

The Company believes that it will have short-term cash needs. When the need arises, the Company will supplement its cash needs with the available line of credit discussed in Note 15 to the Consolidated Financial Statements. An officer and major shareholder of the Company has also agreed to make short-term interest bearing advances to the Company as needed.

Improved capital availability will ultimately depend on improved sales performance and continued cost containment of all operational costs. There can be no assurance that sales results will improve and that the Company will experience profitable operations. Management anticipates profitability will return and that liquidity problems will be resolved as a result of the actions described below. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management has adopted the following plans for the coming year:

* Continue to market the Company's Assurance Coordinated Pharmaceutical Care System(TM) to community pharmacies.

* Develop and operate prototype community pharmacies using the Assurance Coordinated Pharmaceutical Care System(TM) with a potential to franchise this prototype concept.

* Expand the Company's marketing efforts in Subacute Care and Transitional Care, which are two emerging healthcare market segments where the Company has established clients and well accepted software.

* Reduce operating costs and ensure that the effectiveness of remaining expenditures is consistent with support of the Company's growing client base.

If operations and cash flow can be improved through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations and the resolution of its liquidity problems.

The independent auditors report included in this report on Form 10-KSB states that the Company's working capital deficiency and stockholders deficit raise substantial doubts about the Company's ability to continue as a going concern.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties, including the availability of sufficient working capital should the Company experience operating losses, increased market acceptance and market penetration of the Company's Assurance Coordinated Pharmaceutical Care System(TM), improved sales performance of all of the Company products, changes in government regulations and continued containment of operational costs. In addition, the market for clinical information and financial software systems and services is highly competitive, and the Company's results may be adversely affected by the actions of existing or future competitors including the introduction of new products and technologies in competition with the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

During fiscal 1997, the Company adopted the disclosure requirements under Statement of Financial Accounting Standards No. 123 (SFAS No. 123). ACCOUNTING FOR STOCK-BASED COMPENSATION. See footnote 8 for the full disclosure.

In fiscal 1997, The Company was required to adopt Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF which prescribes accounting and reporting standards when circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. SFAS No. 121 had no impact on the Company's financial statements.


Item 7.  Financial Statements and Supplementary Data.

The following Consolidated Financial Statements of the Company and the Independent Auditors' Report thereon are included on this Form 10-KSB



Independent Auditors' Report


Consolidated Balance Sheets - February 28, 1997 and February 29, 1996


Consolidated Statements of Operations - Years Ended
   February 28, 1997, February 29, 1996 and February 28, 1995


Consolidated Statements of Changes in Stockholders' Deficit - Years Ended
   February 28, 1997, February 29, 1996 and February 28, 1995


Consolidated Statements of Cash Flows - Years Ended
   February 28, 1997, February 29, 1996 and February 28, 1995


Notes to Consolidated Financial Statements



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Health Outcomes Management, Inc.:


We have audited the accompanying consolidated balance sheets of Health Outcomes Management, Inc. (the Company) and subsidiaries as of February 28, 1997, and February 29, 1996, and the related statements of operations, changes in stockholders' deficit and cash flows for each of the fiscal years in the three-year period ended February 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Outcomes Management, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 28, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Health Outcomes Management, Inc. will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company's operating loss, net working capital deficiency and stockholders' deficit raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG Peat Marwick LLP



Minneapolis, Minnesota
April 18, 1997




Health Outcomes Management, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
February 28, 1997 and February 29, 1996

                                                                                     1997             1996
------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                   $   209,024           68,657
    Trade receivables, less allowance for doubtful accounts
         of $35,000 and $15,000, respectively                                        92,402          140,219
    Inventory                                                                        52,436             --
    Prepaid expenses                                                                 17,366           43,805
    Other current assets                                                               --                679
                                                                                -----------      -----------
            Total current assets                                                    371,228          253,360

Property and equipment, net                                                         104,009          180,353

Other assets, net of accumulated amortization of
    $319,631 and $286,867, respectively                                              49,837           82,601
                                                                                -----------      -----------
            Total assets                                                        $   525,074          516,314
                                                                                ===========      ===========


Liabilities and Stockholders' Deficit
Current liabilities:
    Notes payable, current portion                                                    6,904             --
    Current installments of obligation under capital leases                          60,974           58,928
    Accounts payable                                                                102,827          126,936
    Deferred revenue                                                                313,926          193,660
    Accrued compensation                                                             56,547           74,955
    Accrued payroll taxes                                                            14,979           20,222
    Other current liabilities                                                        25,608           16,219
                                                                                -----------      -----------
            Total current liabilities                                               581,765          490,920
                                                                                -----------      -----------

Notes payable, excluding current portion                                              4,289             --
Obligation under capital leases, excluding current installments                      25,377           81,962
                                                                                -----------      -----------
            Total liabilities                                                       611,431          572,882
                                                                                -----------      -----------

Stockholders' deficit:
    Series A, convertible preferred stock, $.01 par value:
      Authorized - 1,000,000
      Issued and outstanding shares - none                                             --               --
    Common stock--$.01 par value:
      Authorized - 15,000,000
      Issued and outstanding shares - 8,499,029 and 8,327,885, respectively          84,990           83,279
    Additional paid-in capital                                                    4,724,568        4,665,724
    Accumulated deficit                                                          (4,826,415)      (4,713,171)
    Note receivable from officer                                                    (69,500)         (92,400)
                                                                                -----------      -----------
            Total stockholders' deficit                                             (86,357)         (56,568)
                                                                                -----------      -----------
Commitments and contingencies (notes 6, 13 & 15)
            Total liabilities and stockholders' deficit                         $   525,074          516,314
                                                                                ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.




Health Outcomes Management, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended February 28, 1997, February 29, 1996 and February 28, 1995


                                               1997             1996             1995
----------------------------------------------------------------------------------------
Revenues                                   $ 2,509,022        3,182,718        3,168,818
Cost of revenues                             1,574,481        1,866,317        1,845,819
                                           -----------      -----------      -----------
      Gross profit                             934,541        1,316,401        1,322,999
                                           -----------      -----------      -----------

Operating expenses:
  Research and development                     223,437          502,627          383,263
  Selling and marketing                        146,267          195,668          279,146
  General and administrative                   662,686          496,564          613,769
                                           -----------      -----------      -----------
      Total operating expenses               1,032,390        1,194,859        1,276,178
                                           -----------      -----------      -----------

      Income (loss) from operations            (97,849)         121,542           46,821
                                           -----------      -----------      -----------


Other (income) expense:
   Interest income                              (7,714)            (641)          (1,108)
   Interest expense                             23,109           26,568           36,934
                                           -----------      -----------      -----------
                                                15,395           25,927           35,826
                                           -----------      -----------      -----------

Net income (loss)                          $  (113,244)          95,615           10,995
                                           ===========      ===========      ===========

Income (loss) per common share             $      (.01)             .01              .00
                                           ===========      ===========      ===========


Weighted average number of common and
  common equivalent shares outstanding       8,434,058        8,720,983        8,974,608
                                           ===========      ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.





Health Outcomes Management, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT Years ended February
28, 1997, February 29, 1996 and February 28, 1995

                          PREFERRED STOCK              COMMON STOCK                                      NOTE
                       ----------------------     ----------------------   ADDITIONAL                 RECEIVABLE
                        NUMBER        PAR          NUMBER        PAR        PAID-IN     ACCUMULATED      FROM          TOTAL
                       OF SHARES     VALUE        OF SHARES     VALUE       CAPITAL       DEFICIT       OFFICER       DEFICIT
--------------------------------------------------------------------------------------------------------------------------------
BALANCES,
  FEBRUARY
    28, 1994            625,000   $     6,250     7,640,385  $    76,404  $ 4,487,319   $(4,819,781)         --     $  (249,808)

Issuance of
   common stock
   for acquisition         --            --         100,000        1,000       37,500          --            --          38,500
Proceeds from
   stock options
   exercised               --            --           9,000           90        3,240          --            --           3,330
Issuance of
   common stock            --            --         200,000        2,000       48,000          --            --          50,000
Purchase of
   preferred stock     (625,000)       (6,250)         --           --        (43,750)         --            --         (50,000)
Net income                 --            --            --           --           --          10,995          --          10,995
                    -----------   -----------   -----------  -----------  -----------   -----------   -----------   -----------
BALANCES,
  FEBRUARY
    28, 1995                  0             0     7,949,385       79,494    4,532,309    (4,808,786)         --        (196,983)

Proceeds from
   stock options
   exercised               --            --         265,500        2,655      110,410          --            --         113,065
Issuance of
   common stock            --            --         113,000        1,130       23,005          --            --          24,135
Net income                 --            --            --           --           --          95,615          --          95,615
Note receivable
   from officer            --            --            --           --           --            --         (92,400)      (92,400)
                    -----------   -----------   -----------  -----------  -----------   -----------   -----------   -----------
BALANCES,
  FEBRUARY
    29, 1996                  0             0     8,327,885       83,279    4,665,724    (4,713,171)      (92,400)      (56,568)

Proceeds from
   stock options
   exercised               --            --         123,000        1,230       44,280          --            --          45,510
Issuance of
   common stock            --            --          48,144          481       14,564          --            --          15,045
Net loss                   --            --            --           --           --        (113,244)         --        (113,244)
Proceeds from
   payments of
   note receivable
   from officer            --            --            --           --           --            --          22,900        22,900
                    -----------   -----------   -----------  -----------  -----------   -----------   -----------   -----------
BALANCES,
  FEBRUARY
    28, 1997                  0   $      --       8,499,029  $    84,990  $ 4,724,568   $(4,826,415)  $   (69,500)  $   (86,357)
                    ===========   ===========   ===========  ===========  ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.




Health Outcomes Management, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended February 28, 1997, February 29, 1996 and February 28, 1995

                                                                   1997          1996          1995
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                           $(113,244)       95,615        10,995
                                                                ---------     ---------     ---------
Adjustments to reconcile net income(loss) to cash
provided by operating activities:
    Depreciation                                                   91,913       110,893       103,673
    Amortization                                                   32,764        60,638       195,850
    Provision for losses on accounts receivable                    31,234        36,160         7,425
    Recoveries of bad debts                                         5,114          --            --
    Gain on disposal of equipment                                    --            --             671
    Payments in stock                                              15,045         9,135          --
Changes in operating assets and liabilities, net of
         acquisitions
    Decrease (increase) in trade receivables                       11,469        86,363        (6,100)
    Increase in inventory                                         (18,405)         --            --
    Decrease (increase) in prepaid expenses                        26,439       (30,576)       94,605
    Decrease (increase) in other current assets                       679         4,818        (3,137)
    Increase (decrease) in accounts payable                       (32,624)     (100,998)       44,038
    Increase (decrease) in deferred revenue                       120,266        77,984      (407,442)
    Increase (decrease) in accrued compensation                   (18,408)      (54,096)       25,873
    Increase (decrease) in payroll taxes                           (5,243)      (87,440)       61,820
    Increase (decrease) in other current liabilities                9,389       (20,541)       31,992
                                                                ---------     ---------     ---------
       Total adjustments                                          269,632        92,340       149,268
                                                                ---------     ---------     ---------
       Cash provided by operating activities                      156,388       187,955       160,263
                                                                ---------     ---------     ---------

Cash flows from investing activities:
    Capital expenditures                                           (2,569)      (63,697)      (40,436)
    Cash paid for acquisitions                                    (23,544)         --         (22,500)
                                                                ---------     ---------     ---------
       Cash flows used in investing  activities                   (26,113)      (63,697)      (62,936)
                                                                ---------     ---------     ---------

Cash flows from financing activities:
    Bank overdraft                                                   --            --          (8,488)
    Principal payments received from note receivable               22,900          --            --
    Principal payments under capital lease obligations            (54,538)      (47,938)      (44,888)
    Repayments of note payable assumed in the
       Edina Pharmacy acquisition                                  (3,780)         --            --
    Repayments of bank loans assumed in the
       Applied Micro Management, Inc. acquisition                    --          (6,123)      (17,486)
    Net repayment of loans to officer                                --         (60,000)       (7,000)
    Proceeds from issuance of common stock                         45,510        35,665        53,330
    Repurchase of preferred stock                                    --            --         (50,000)
                                                                ---------     ---------     ---------
       Cash flows provided by (used in) financing activities       10,092       (78,396)      (74,532)
                                                                ---------     ---------     ---------
Increase in cash and cash equivalents                             140,367        45,862        22,795
Cash and cash equivalents at beginning of year                     68,657        22,795             0
                                                                ---------     ---------     ---------
Cash and cash equivalents at end of year                        $ 209,024        68,657        22,795
                                                                =========     =========     =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
       Interest                                                 $  23,027        27,661        37,442
                                                                =========     =========     =========

The accompanying notes are an integral part of the consolidated financial statements.




Health Outcomes Management, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 1997

1. SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS Health Outcomes Management, Inc., (the Company) formerly known as Data Med Clinical Support Services, Inc., and its wholly owned subsidiaries, develop and supply computer software systems and services to the healthcare industry and sell prescription and over-the-counter drugs at the retail level.

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

REVENUE RECOGNITION Revenue from software systems and services is recognized upon delivery of software and clients' completion of required training programs. Revenue from prescription and over-the-counter drug sales is recognized at the point of sale.

DEFERRED REVENUE Deferred revenue is recorded when payments are received from clients in advance of software services being provided, usually pursuant to long-term software systems contracts or annual support service agreements. Deferred revenue is amortized monthly over the life of the agreements, usually from one to three years.

NET INCOME (LOSS) PER COMMON SHARE Income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Common stock issuable upon exercise of stock options, warrants or upon conversion of Preferred Stock is included in the income per share calculation.

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

INVENTORIES  Inventories are valued at the lower of cost or market.

STOCK BASED COMPENSATION The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), ACCOUNTING FOR STOCK-BASED COMPENSATION.

ACCOUNTING FOR LONG-LIVED ASSETS In March 1995, the Financial Accounting Standards Board issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121). SFAS No. 121 prescribes accounting and reporting standards when circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 during 1997, which had no impact on the financial statements.

2. CONTINUATION AS A GOING CONCERN
The accompanying consolidated financial statements are prepared assuming the Company will continue as a going-concern. The Company incurred an operating loss of $97,849 during the year ended February 28, 1997. As of February 28, 1997, the Company had an accumulated deficit of $4,826,415, a stockholders' deficit of $86,357, and a working capital deficit of $210,537. Accordingly, there is substantial doubt about the Company's ability to continue in existence. The Company's continued existence is dependent upon management's ability to return to profitable operations and resolve its liquidity problems. Management anticipates profitability will return and that liquidity problems will be resolved as a result of the actions described below. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management has adopted the following plans for the coming year:

* Continue to market the Company's Assurance Coordinated Pharmaceutical Care System(TM) to community pharmacies.

* Develop and operate prototype community pharmacies using the Assurance Coordinated Pharmaceutical Care System(TM) with a potential to franchise this prototype concept.

* Expand the Company's marketing efforts in Subacute Care and Transitional Care, which are two emerging healthcare market segments where the Company has established clients and well accepted software.

* Reduce operating costs and ensure that the effectiveness of remaining expenditures is consistent with support of the Company's growing client base.

If operations and cash flow can be improved through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations and the resolution of its liquidity problems.

3. BUSINESS ACQUISITIONS
On July 19, 1996, the Company acquired certain assets of Edina Pharmacy, a community pharmacy located in Minneapolis, Minnesota. Assets acquired include inventory, fixtures and equipment, and the patient list. The purchase price was $47,408 of which $12,000 was paid in cash. A note payable of $14,973 was assumed. The remaining balance of $20,435 will be paid by the Company in 12 equal monthly installments.

The transaction was accounted for using the purchase method of accounting. The accompanying consolidated financial statements include results of operations of the acquired business from the date of acquisition. Due to the nature of the transaction under which the Company purchased only certain assets of Edina Pharmacy, owned by an individual reporting financial information on an income tax basis, meaningful pro-forma financial information is not available.

This community pharmacy is being developed into a prototype store applying patient care concepts utilizing the Company's Assurance Coordinated Pharmaceutical Care System(TM) software.

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

The accompanying consolidated financial statements include results of operations of the acquired business from the date of acquisition. Due to the nature of the transaction under which the Company purchased only certain assets of AMM, meaningful pro-forma financial information is not available.

The purchase price was determined as follows:

-----------------------------------------------------------------------------
Restricted common stock issued                                     $ 243,250
Liability assumed                                                     35,888
Cash paid                                                             46,612
                                                                   ---------
    Total purchase price                                           $ 325,750
                                                                   =========

The allocation of the purchase price is as follows:

Non-compete agreements                                             $ 150,000
Furniture and equipment                                               10,000
Purchased software                                                    40,000
Other assets-client list                                             125,750
                                                                   ---------
                                                                   $ 325,750
                                                                   =========

The Company is amortizing the non-compete agreements over five years. Amortization expense was $30,000 in 1997, 1996 and 1995, respectively.

The Company amortized the client list over a 12 month period. Amortization expense was $93,375 in 1995.

4. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consists of the following:

                                                           1997          1996
--------------------------------------------------------------------------------
Property under
    capitalized leases                                   $ 310,005     $ 310,005
Furniture and equipment                                    373,932       359,854
                                                         ---------     ---------
                                                           683,937       669,859
Less accumulated amortization and depreciation             579,928       489,506
                                                         ---------     ---------
Net property and equipment                               $ 104,009     $ 180,353
                                                         =========     =========


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

New software products, developed in 1997, 1996 and 1995, were expensed as incurred due to the lack of significant revenues generated from such products.

Amortization of capitalized computer software costs was $2,764, $30,638 and $72,475 in 1997, 1996 and 1995, respectively.

6. LEASES
The Company leases its corporate office facility under an operating lease with an original term of three years commencing January 1, 1992. The Company exercised a one year option to extend the lease through December 31, 1995. Under an amendment signed December 23, 1996, and effective February 28, 1997, the Company terminated a portion of this lease. The lease term for the remaining office space has been extended to December 31, 1998, with an option for an additional two years.

The Company leases its community pharmacy site under an operating lease which will terminate on September 30, 1998.

The Company previously leased office facilities in Belleville, IL. That facility was closed on September 30, 1994, and the month to month lease was terminated.

Rental expense in 1997, 1996 and 1995 was $144,753, $127,413 and $112,756,
respectively.

Future minimum rental payments due under non-cancelable operating leases are as follows:

--------------------------------------------------------------------------------
1998                                                                  $ 119,293
1999                                                                     96,418

The following summarizes assets under lease that have been capitalized and included in property and equipment in the accompanying consolidated balance sheets:

                                                          1997           1996
--------------------------------------------------------------------------------
Office and computer
    equipment                                          $  310,005       310,005
Less accumulated
    amortization                                         (275,692)     (228,384)
                                                       ----------     ---------
                                                       $   34,313        81,621
                                                       ==========     =========

Future minimum lease payments under capital leases are as follows:

--------------------------------------------------------------------------------
1998                                                                 $   69,610
1999                                                                     17,097
2000                                                                      8,168
2001                                                                      2,964
                                                                     ----------
Total                                                                    97,839
Less amounts representing interest                                      (11,488)
                                                                     ----------
Present value of net minimum
   lease payments                                                        86,351
Less current installments                                               (60,974)
                                                                     ----------
Obligations under capital leases,
   excluding current installments                                    $   25,377
                                                                     ==========

All equipment purchased under capital leases is pledged as collateral.

7. INCOME TAXES
There was no income tax expense or benefit amounts recorded for 1997, 1996 or 1995.

The provision for income taxes for the years ended February 28, 1997, February 28, 1996, and February 28, 1995, differs from the statutory federal tax rate applied as follows:

                                                    1997       1996       1995
--------------------------------------------------------------------------------
Federal tax calculated at the
   statutory rate                                    (34%)       34%        34%
State taxes, net                                      (2%)        2%         2%
Change in valuation allowance                         36%       (36%)      (36%)
                                                   ------     ------     ------
                                                       0%         0%         0%
                                                   ======     ======     ======

Deferred taxes, calculated using an effective tax rate of 36% in 1997, 1996 and 1995 consist of the following:

                                           1997          1996           1995
--------------------------------------------------------------------------------
Deferred tax assets:
 Capital leases                        $   10,000         23,500         16,200
 Book depreciation
     greater than tax                      30,000         42,500         46,800
 Accounts receivable
     allowance                             12,600          5,400          9,000
 Net operating loss
     carryforwards                      1,512,000      1,709,000      1,905,800
 Deferred revenue                         113,000         69,700         41,600
                                       ----------      ---------    -----------
 Gross deferred
     tax assets                         1,677,600      1,850,100      2,019,400
 Less valuation
     allowance                         (1,677,600)    (1,850,100)    (2,019,400)
                                        ---------      ---------      ---------
Net deferred tax assets                $        0              0              0
                                       ==========      =========      =========


As of February 28, 1997, the Company had net operating loss carryforwards for tax reporting purposes of approximately $4,200,000 which expire beginning in 2002. Included in the above carryforward amounts are approximately $670,000 of net operating losses attributable to the former separate operations of STAT Systems, Inc., utilization of which is restricted subject to the annual limitations specified by the Internal Revenue Code of 1986 as amended.

8. STOCKHOLDERS' EQUITY (DEFICIT)
STOCK ISSUANCES

During 1997, 48,144 shares of common stock were issued as part of the Company match benefit for the 401(k) pension plan.

During 1996, 13,000 shares of common stock, respectively, were awarded to related parties, directors, associates and consultants as payment for services performed.

In May 1995, warrants to purchase 100,000 shares of common stock were exercised.

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

PREFERRED STOCK The Company has one series of preferred stock; Series A, convertible preferred. All preferred shares are non-voting, receive no dividends and have liquidation preference over the Company's common stock. All 1,000,000 preferred shares are unissued and are undesignated as of February 28, 1997.

STOCK OPTION PLAN In February 1986, the Company adopted a stock option plan providing for the issuance of up to 1,200,000 shares of common stock to associates, members of the board of directors and other nonemployee agents of the Company. The exercise price of the options must be at least 100% (110% for shareholders with 10% or more ownership) of the fair market value of the common stock as of the date of grant. Generally, options are exercisable for a period of ten years (five years for shareholders with 10% or more ownership) commencing on the date of grant.

During February 1996, the Company's 1986 stock option plan expired. No additional stock options can be issued to associates, members of the board of directors or other nonemployee agents of the Company without shareholder approval of a new stock option plan.

Information with respect to options for the Company's common shares is summarized as follows:

                                                 OPTIONS OUTSTANDING
                                                 -------------------
                                        SHARES                  WEIGHTED-AVERAGE
                                       AVAILABLE                 EXERCISE PRICE
                                       FOR GRANT      SHARES       PER SHARE
Balance
February 28, 1994                        47,000     1,091,565        $0.37

Granted in 1995                         (13,000)       13,000         0.45
  Exercised                               ---          (9,000)        0.37
  Canceled                               88,000       (88,000)        0.37
                                      ---------     ---------
Balance
February 28, 1995                       122,000     1,007,565         0.37

Granted in 1996                        (281,500)      281,500         0.75
  Exercised                                 --       (265,500)        0.43
  Canceled                              203,750      (203,750)        0.41
  Canceled upon
    plan expiration                     (44,250)          --
                                      ---------     ---------
Balance
February 29, 1996                                     819,815         0.47

  Exercised                                          (123,000)        0.37
  Canceled                                           (151,000)        0.54
                                                    ---------
Balance
February 28, 1997                             0       545,815         0.47
                                      =========     =========


At February 28, 1997, the range of exercise prices of outstanding options was $0.25 - 0.97. At February 28, 1997, and February 29, 1996, currently exercisable options aggregated 445,565 shares and 611,940 shares of common stock, respectively, and the weighted-average exercise price of those options was $0.41 and $0.38, respectively.

The per share weighted-average fair value of stock options granted in 1996 is estimated at $0.56 on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 63%, weighted-average risk-free interest rate of 6.5% and an expected life of 9 years.

The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's fiscal 1997 net loss and loss per share would have been increased by approximately $43,000, or $0.01 per share. Fiscal 1996 net income and earnings per share would have reduced by approximately $82,000, or $0.01 per share.

Pro forma amounts reflect only options granted in 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to March 1, 1995 is not considered.

WARRANTS

From time to time the Company grants warrants to officers, employees and nonemployees in consideration for loans extended to the Company and for recognition of services performed.

Information with respect to warrants for the Company's common shares is summarized as follows:

                                                       WARRANTS OUTSTANDING
                                                       --------------------
                                                                WEIGHTED-AVERAGE
                                                                 EXERCISE PRICE
                                                     SHARES        PER SHARE
Balance
February 28, 1994                                    345,000         $0.25

Balance
February 28, 1995                                    345,000          0.25

Granted in 1996                                       30,000          1.00
  Exercised                                         (100,000)         0.15
Balance
February 29, 1996                                    275,000          0.37

Canceled in 1997                                     (60,000)         0.38
                                                   ---------
Balance
February 28, 1997                                    215,000          0.37
                                                   =========


9. MAJOR CLIENTS
During fiscal 1997, 1996 and 1995, one client accounted for approximately 27%, 23% and 31%, respectively, of total revenues. During January 1997, the Company's relationship with this client terminated at the end of the three year agreement. The Company received a one-time payment of $159,000 in fiscal 1997 pursuant to a "transition agreement" between the Company and this client. See Note 11 to the Consolidated Financial Statements for discussion of this "transition agreement". During April 1996, the Company terminated its one year marketing agreement with another of its major clients in order to pursue other marketing arrangements. Revenues from this client constituted approximately 21% of the Company's total 1996 revenue. Revenue from the client was not material in 1997 or 1995.

10.  NOTE RECEIVABLE FROM OFFICER
At February 28, 1997 and February 29, 1996, the Company had a 9.25% secured note receivable from an executive officer, with interest payable quarterly on the unpaid balance. Collateral consists of 210,000 shares of the Company's common stock. Additional provisions of the note require that the officer assign other personal assets as additional collateral should the value of the then existing collateral be insufficient to pay off the unpaid loan balance. At February 28, 1997 and February 29, 1996, the balance due on the note receivable was $69,500 and $92,500, respectively.

11. MARKETING AGREEMENT
On February 1, 1995, an amendment to an agreement dated February 1, 1994, was entered into with Option Care, Bannockburn, IL. The terms of the amendment appointed the Company as the exclusive marketing representative to market and promote the licensing of Option Care's private label clinical and financial software system commonly known as FOCIS to existing and future franchisees of Option Care. Additional terms of the amendment provided that Health Outcomes Management received 80% of the license fee charges to each Option Care franchise rather than the monthly retainer payments provided for in the original agreement. In addition to providing the software, the Company performed all software training and client support. The term of the original agreement was for a period of three years. The amendment did not alter the termination date of the agreement. The amendment also provided for the cancellation of an unrelated marketing agreement effective June 15, 1994. The February 1, 1994, agreement canceled a software development and marketing agreement effective November 29, 1991.

On January 31, 1997, the marketing agreement between the Company and Option Care, Inc. terminated. On October 31, 1996, the Company and Option Care signed a "transition agreement" that according to the terms of the agreement, required Option Care to pay the Company a one-time payment of $159,000 for consulting services and certain software tools owned by the Company which is included in revenue in the statement of operations. The Company also received an additional $15,000 for training services provided.

12. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental schedule of noncash investing and financing activities:

In 1997, the Company assumed a note payable obligation of $14,973 associated with its acquisition of certain assets of Edina Pharmacy.

In 1996, notes receivable from an officer for the purchase of common stock totaled $92,400.

In 1996, capital lease obligations incurred for leases of new equipment totaled $28,081.

In 1995, capital lease obligations incurred for leases of new equipment totaled $106,841.

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

14. RETIREMENT PLANS
On March 1, 1995, the Company established a defined contribution, 401(k), pension plan for substantially all of its employees. The Company matches 25% of the employee's contribution up to 6% of compensation, as defined. The expense recognized in 1997 relating to the plan totaled $14,000. For the year ended February 29, 1996, the expense was $15,000. The Company issued 48,144 shares of the Company's common stock as payment for the Company's matching contribution.

15. LINE OF CREDIT AGREEMENT
On April 4, 1996, the Company entered into a $50,000 Line of Credit agreement with a bank. Amounts borrowed under the agreement will be used for working capital purposes. All outstanding borrowings bear interest at a reference rate plus 1.5%. The agreement expires April 1, 1997. The agreement is secured by all accounts receivable, equipment not covered under financing agreements, inventory, if any, and general intangibles. The agreement also requires the Company to maintain certain financial covenants, including but not limited to, maintaining positive net worth. As of February 28, 1997, the Company was in default of the covenant requiring the Company to maintain positive net worth. As of February 28, 1997, the Company had no outstanding balance under this credit facility.

On April 1, 1997, the Company renewed its line of credit agreement which expired April 1, 1997. All outstanding borrowings bear interest at the fixed rate of 6.5%. The agreement expires April 1, 1998. The agreement is secured by selected corporate assets including a $50,000 certificate of deposit which must remain on deposit at the bank for the entire loan term.

16. ACQUISITION SUBSEQUENT TO FISCAL YEAR END
On April 1, 1997, the Company acquired certain assets of Preserve Rexall Drug, a community pharmacy located in Eden Prairie, Minnesota from Supplee Enterprises, Inc. The Company acquired some fixtures and the patient list. The purchase price was $40,000 of which $10,000 was paid in cash. The remaining balance of $30,000 will be paid by the Company in 11 equal monthly installments. Similar to Edina Pharmacy which was acquired in July 1996, this pharmacy is being developed into a prototype store applying patient care concepts utilizing the Company's Assurance Coordinated Pharmaceutical Care System(TM) software.


Item 8.  Disagreements on Accounting and Financial Disclosure.

None.


Part III

Item 9.  Directors and Officers of the Registrant

The following table sets forth information regarding the Company's executive officers and directors as of May 1, 1997:


         Name                           Age          Position
         ----                           ---          --------

         William A. Peter, Jr.          61           President, Chief Executive
                                                     Officer and Director

         Michael J. Frakes              45           Vice President and Director

         Jerry L. Hoganson              46           Director

         Robert J. Cipolle              46           Director

         Rosemary Salzwedel             37           Controller and Principal
                                                     Accounting Officer


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

Robert J. Cipolle, Pharm.D., previously served as a member of the Board of Directors of the Company from June 29, 1989, until June 30, 1993, when he resigned because of his duties as Acting Dean of the College of Pharmacy at the University of Minnesota. Mr. Cipolle was reappointed to the Board of Directors on May 19, 1994. Mr. Cipolle currently serves as an Associate Professor of Pharmacy Practice at the University of Minnesota. Mr. Cipolle was the Acting Dean of the College of Pharmacy from 1992 to 1994. Mr. Cipolle has also served the University of Minnesota as the Associate Dean of the College of Pharmacy and as the Assistant Head for Research and Post-Graduate Education for the Department of Pharmacy Practice. Mr. Cipolle co-developed the concept of pharmaceutical care. Mr. Cipolle has authored or co-authored a number of articles, textbook chapters and educational modules dealing with the disciplines of Pharmacokinetics and Pharmacy Practice.

Rosemary Salzwedel joined the Company in June 1993 in the position of Financial Reporting and Software Systems. On March 1, 1997, Ms. Salzwedel was appointed Controller. From December 1982 to June 1993, Ms. Salzwedel was a General Accountant for Krelitz Industries, Inc., where she performed financial and SEC reporting. Ms. Salzwedel holds a B.S. degree in Accounting from the University of Minnesota, Minneapolis, Minnesota.

On March 7, 1997, Russell Jackson resigned his positions of Chief Financial Officer, Treasurer and Secretary. Mr. Jackson had been with the Company since August 1990.


Item 10.  Executive Compensation.

Effective August 2, 1994, each nonemployee member of the Board of Directors received, per meeting, $200 plus 800 shares of the Company's common stock. For telephonic conferences each nonemployee member receives $50 plus 200 shares of the Company's common stock. Prior to August 2, 1994, nonemployee members received $100 per meeting and there was no compensation paid for telephonic conferences. No compensation is paid to employee members of the Board of Directors for attending meetings. During the fiscal year ended February 28, 1997, nonemployee Board of Director compensation totaled $2,648.

The following table sets forth the compensation paid or to be paid by the Company with respect to the fiscal year ended February 28, 1997, to the President and Chief Executive officer, who was the only executive officer whose total cash compensation (including bonuses) exceeded $100,000.

                                           SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                     Annual Compensation Table                 Compensation
                                             -----------------------------------------     --------------------
        Name and                 Fiscal                                   Other Annual      Stock          All
     Principal Position           Year        Salary          Bonus       Compensation     Options        Other
     --------------------        -------     --------         -----       ------------     --------       -----
     William A. Peter, Jr.,       1997       $ 97,723        $    --        $2,190(1)          --           --
       President & CEO            1996       $103,881(2)     $   925        $2,190(1)          --           --
                                  1995       $ 99,234        $   104        $2,190(1)          --           --


(1) Amount shown represents a health insurance allowance paid to Mr. Peter.

(2) Amount shown does not include salary totaling $74,787 for prior years which was paid during the current year. This amount has been previously reported.


         STOCK OPTIONS AND WARRANTS HELD AND FISCAL YEAR OPTION VALUES

The following table sets forth information concerning the value of Stock Options and Warrants held by the Company's executive officers named in the compensation table as of February 28, 1997.

                                                                                  Value of Unexercised
                                          Number of Unexercised                 In-The-Money Options at
                                  Options and Warrants Held at Year End                Year End(1)
                                  -------------------------------------        --------------------------
      Name                           Exercisable       Unexercisable           Exercisable  Unexercisable
      ----                           -----------       -------------           -----------  -------------
     William A. Peter, Jr.,           136,250(2)           6,250                   $-0-         $-0-
       President & CEO


(1) Based upon the average of the bid and ask price of $.14 for the Company's Common Stock on February 28, 1997, as reported by the National Quotation Bureau.

(2) Includes warrants to purchase 115,000 shares of the Company's Common Stock.

EMPLOYMENT AGREEMENTS

On February 1, 1991, the Company entered into employment agreements with William
A. Peter, Jr. and Michael J. Frakes, for a term of three years. The agreements provide for automatic renewals for one-year periods, pursuant to which they have been extended to January 31, 1998. Under the employment agreements with Mr. Peter, Mr. Peter was paid $9,012 per month from February 1, 1996 to January 31, 1997. Beginning May 1, 1996, Mr. Peter took a 10% voluntary salary reduction which is still in effect as of May 1, 1997. Mr. Peter may also receive bonus compensation in the form of cash or shares of Common Stock. The employment agreement between the Company and Mr. Peter contains certain restrictive covenants, including prohibition of the use of proprietary information by Mr. Peter and restrictions on future competing employment. The restrictions on competing employment will be enforceable following termination of employment by the Company only if the Company continues to pay prescribed amounts each month during the period of restriction. Certain provisions of the agreement may require the Company to purchase all of Mr. Peter's common shares including unregistered shares, unexercised stock options and warrants at the average fair market value price upon termination or an ownership control change exceeding 40% control by an outside party.

Mr. Peter has been granted incentive stock options under Division A of the Company's Stock Option Plan for purchase of a total of 27,500 shares of Common Stock of which 15,000 shares are exercisable until January 17, 1998, at $0.28 and 12,500 shares are exercisable until February 4, 2001, at $0.65 per share.

Under the employment agreements with Mr. Frakes, Mr. Frakes was paid $8,412 per month from February 1, 1996 to January 31, 1997. Beginning May 1, 1996, Mr. Frakes took a 10% voluntary salary reduction which is still in effect as of May 1, 1997. Mr. Frakes may also receive bonus compensation in the form of cash or shares of Common Stock. The employment agreement between the Company and Mr. Frakes contains certain restrictive covenants, including prohibition of the use of proprietary information by Mr. Frakes and restrictions on future competing employment. The restrictions on competing employment will be enforceable following termination of employment by the Company only if the Company continues to pay prescribed amounts each month during the period of restriction. Certain provisions of the agreement may require the Company to purchase all of Mr. Frakes' common shares including unregistered shares, unexercised stock options and warrants at the average fair market value price upon termination or an ownership control change exceeding 40% control by an outside party.

Mr. Frakes has been granted incentive stock options under Division A of the Company's Stock Option Plan for purchase of a total of 127,500 shares of Common Stock of which 10,000 shares are exercisable until April 24, 1998, at $0.37 per share; 20,000 shares are exercisable until March 23, 1999, at $0.34 per share; 50,000 shares are exercisable until January 18, 2000, at $0.37 per share; 10,000 shares are exercisable until September 28, 2000, at $0.25 per share; 10,000 shares are exercisable until January 7, 2001, at $0.40 per share; 5,000 shares are exercisable until June 5, 2001, at $0.35 per share; 10,000 shares are exercisable until June 11, 2002, at $0.31 per share; and 12,500 shares are exercisable until February 4, 2006, at $0.59 per share.

STOCK OPTION PLAN

On February 17, 1986, the Board of Directors and the shareholders of the Company adopted a Stock Option Plan (the "Stock Option Plan") that authorizes the issuance of options to purchase an aggregate of 400,000 shares of the Company's Common Stock. As a result of the three-for-one stock split effective June 15, 1987, the number of shares authorized and reserved for grant of options is 1,200,000. Options may be granted to employees and agents of the Company, including executive officers of the Company. Options granted pursuant to the Stock Option Plan may be intended either to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or to be nonqualified stock options. The exercise price of any incentive stock option granted under the Stock Option Plan must be at least 100% (110% in the case of 10% shareholders) of the fair market value of the Common Stock on the date of grant, and the value of Common Stock (determined on the date of grant) for which an optionee's incentive stock options become exercisable in any calendar year may not exceed $100,000. The value of nonqualified options granted under the Stock Option Plan is not subject to any dollar limitation, but the exercise price of nonqualified options must also be at least 100% of the fair market value of the Common Stock on the date of grant. Options must be granted within 10 years from the date of adoption of the Stock Option Plan. Options will expire on the date set forth in the respective stock option agreements, but in no event later than 10 years from the date an option is granted (5 years in the case of 10% shareholders). Options are subject to earlier termination in certain events, including termination of employment, disability, or death of the optionee. The Stock Option Plan is administered by the Stock Option Committee of the Board of Directors. As of May 1, 1997, incentive stock options for the purchase of 772,500 shares and nonqualified stock options for the purchase of 148,000 shares have been granted under the Stock Option Plan.

During February 1996, the Company's 1986 Stock Option Plan expired. No additional stock options can be issued to associates, members of the Board of Directors or other nonemployee agents of the Company without shareholder approval of a new stock option plan.

Options to purchase a total of 201,000 shares were held by the Company's officers and directors as a group as of May 1, 1997. The Company's employees (including certain officers and directors) held options to purchase a total of 822,500 shares at the same date. Options totaling 374,685 shares had been exercised as of the end of the fiscal 1997.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of May 1, 1997, the securities ownership of all directors of the Company, the directors and officers of the Company as a group, and all persons known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

                                                    Number           Percentage
         Name and Address                         of Shares          Ownership
         ----------------                         ---------          ---------

         William A. Peter, Jr.                   1,508,850(1)             17.5%
         6650 Vernon Hills Road
         Edina, MN 55436

         Michael J. Frakes                         381,549(2)              4.4%
         3712 Chatham Circle
         Arden Hills, MN 55112

         Robert J. Cipolle                          64,250(3)               .8%
         14721 80th Place N.
         Maple Grove, MN 55369

         Jerry L. Hoganson                          19,000(4)               .2%
         1742 Lark Avenue
         Maplewood, MN 55109

         Directors and officers                  1,980,149(5)             22.4%
         as a group (5 persons)


--------------------------
(1) Includes 115,000 shares which may be purchased pursuant to warrants and 21,250 shares which may be purchased pursuant to stock options which will become exercisable within 60 days of the date hereof.

(2) Includes 30,000 shares which may be purchased pursuant to warrants and 121,250 shares which may be purchased pursuant to stock options which will become exercisable within 60 days of the date hereof.

(3) Includes 20,000 shares which may be purchased pursuant to stock options which will become exercisable within 60 days of the date hereof.

(4) Includes 15,000 shares which may be purchased pursuant to stock options which will become exercisable within 60 days of the date hereof.

(5) Includes 329,000 shares which certain directors and officers have the right to purchase pursuant to warrants and stock options which will become exercisable within 60 days of the date hereof.


Item 12.  Certain Relationships and Related Transactions.

As of February 28, 1995, the Company had a $60,000 note payable to an officer. As of March 1, 1995, the note was repaid in full to Mr. Peter.

At February 29, 1996, the Company held a 9.25% secured note receivable from Mr. Peter, with interest payable quarterly on the unpaid balance. Collateral consists of 210,000 shares of the Company's common stock. Additional provisions of the note require that Mr. Peter assign other personal assets as additional collateral should the value of the then existing collateral be insufficient to pay off the unpaid loan balance. At February 28, 1997, the balance due on the note receivable was $69,500.


Item 13. Compliance with Section 16(a) of the Exchange Act.

The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities and Exchange Commission and the Company.

Based solely upon a review of these reports and written representations that no additional reports were required to be filed in fiscal 1997, the Company believes that all reports were filed on a timely basis.


PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The following Consolidated Financial Statements of the Company and the Independent Auditor's Report thereon are included on this Annual Report on Form 10-KSB:


Independent Auditors' Report


Consolidated Balance Sheets - February 28, 1997 and February 29, 1996


Consolidated Statements of Operations - Years Ended
   February 28, 1997, February 29, 1996 and February 28, 1995


Consolidated Statements of Changes in Stockholders' Deficit - Years Ended
   February 28, 1997, February 29, 1996 and February 28, 1995


Consolidated Statements of Cash Flows - Years Ended
   February 28, 1997, February 29, 1996 and February 28, 1995


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

         4(a) Note receivable dated February 1, 1995, due from William A. Peter, Jr.

         *10(a) Software development, installation and training agreement between OPTION Care, Inc., and Data Med Clinical Support Services, Inc., dated as of February 1, 1994 (Filed as exhibit 10(d) on Form 10-KSB for the year ended February 28, 1994).

         *10(b) Consulting agreement between Data Med Clinical Support Services, Inc., and OPTION Care, Inc., dated as of February 15, 1994 for consulting services performed during the period from July 1, 1993, through December 31,1993 (Filed as exhibit 10(e) on Form 10-KSB for the year ended February 28, 1994).

         *10(c) Consulting agreement between Data Med Clinical Support Services, Inc., and OPTION Care, Inc., dated as of November 15, 1993 for consulting services performed during the period from January 1, 1993, through June 30,1993 (Filed as exhibit 10(d) on Form 10-KSB for the year ended February 28, 1994).

         *10(d) Asset Purchase Agreement for the purchase of certain assets and the client list of Applied Micro Management, Inc., of Belleville, IL, on August 17, 1993. (Filed by registrant on Form 8-K dated August 30, 1993).

         *10(e) Amendment I to software development, installation and training agreement between OPTION Care, Inc. and Data Med Clinical Support Services, Inc., dated as of February 1, 1995.(Filed by registrant on Form 10-KSB for the year ended February 29,
                  1996).

         *10(f) Asset Purchase Agreement for the purchase of certain assets of Edina Pharmacy on July 19, 1996.(Filed as exhibit 10(a) to registrant's quarterly report on Form 10-QSB for the quarter ended November 30, 1996).

         *10(g) Transition Agreement between Health Outcomes Management, Inc. and Option Care, Inc. dated as of October 31, 1996, for consulting services and termination of Agreement dated February 1, 1994, as amended by Amendment I effective as of February 1, 1995.(Filed as exhibit 10(b) to registrant's quarterly report on Form 10-QSB for the quarter ended November 30, 1996).

         10(h) Asset Purchase Agreement for the purchase of certain assets of Supplee Enterprises, Inc. on April 1, 1997.

         11       Computation of earnings per share

         *  Incorporated herein by reference as indicated.
         + Not to be deemed a part of the filing except to the extent specifically incorporated by reference herein.


(4)  Reports on Form 8-K

No reports on Form 8-K were filed during the Company's fourth quarter ended February 28, 1997.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HEALTH OUTCOMES MANAGEMENT, INC.



                                   By:    /s/ William A. Peter, Jr.
                                          -------------------------------
                                          William A. Peter, Jr.
                                          Chairman and President
                                          Principal Executive Officer

                                   Date:  /s/ May 29, 1997
                                          -------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

     Signature                           Title                  Date
     ---------                           -----                  ----


/s/ William A. Peter, Jr.       Chairman, President             /s/ May 29, 1997
-----------------------------   and Director                    ----------------
William A. Peter, Jr.           (Principal Executive Officer)



/s/ Michael J. Frakes           Vice President and Director     /s/ May 29, 1997
-----------------------------                                   ----------------
Michael J. Frakes



/s/ Rosemary Salzwedel          Controller and Principal        /s/ May 29, 1997
-----------------------------   Accounting Officer              ----------------
Rosemary Salzwedel


/s/ Jerry Hoganson              Director                        /s/ May 29, 1997
-----------------------------                                   ----------------
Jerry L. Hoganson



/s/ Robert Cipolle              Director                        /s/ May 29, 1997
-----------------------------                                   ----------------
Robert J. Cipolle




                                Index to Exhibits


Exhibit
-------


10(h)    Purchase Agreement

11       Calculation  of earnings per share