Form 10QSB
period 1997-05-31
HEALTH OUTCOMES MANAGEMENT INC
filed 1997-07-15
CIK 804157

US SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


              FOR THE TRANSITION PERIOD FROM _________ TO _________


                           COMMISSION FILE NO. 0-15936

                        HEALTH OUTCOMES MANAGEMENT, INC.
                 (Name of small business issuer in its charter)

               MINNESOTA                                   41-1546471

    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                      Identification No.)

        2331 UNIVERSITY AVENUE SE
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

               Condensed Consolidated Balance Sheets -
               May 31, 1997 and February 28, 1997.

               Condensed Consolidated Statements of Operations -
               Three months ended May 31, 1997 and 1996.

               Consolidated Statements of Cash Flows -
               Three months ended May 31, 1997 and 1996.

               Notes to Consolidated Financial Statements -
               May 31, 1997.

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

               Item 6 - Exhibits and Reports on Form 8-K.


SIGNATURES



PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  May 31,
                                                                   1997          February 28,
                                                                (Unaudited)          1997
                                                                -----------      -----------
ASSETS

Current assets:
    Cash and cash equivalents                                   $   122,366          209,024
    Trade receivables, less allowance for doubtful
         accounts of $14,000 and $35,000, respectively              113,598           92,402
    Inventory                                                       138,370           52,436
    Prepaid expenses                                                 15,492           17,366
    Other current assets                                                381             --
                                                                -----------      -----------
            Total current assets                                    390,207          371,228

Property and equipment, net of accumulated depreciation             102,990          104,009

Other assets, net of accumulated amortization of
     $329,489 and $319,631, respectively                             73,889           49,837
                                                                -----------      -----------
Total assets                                                    $   567,086          525,074
                                                                ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.


                                                                  May 31,
                                                                   1997          February 28,
                                                                (Unaudited)          1997
                                                                -----------      -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable to bank                                            35,000             --
    Notes payable, current portion                                    7,043            6,904
    Current installments of obligation under capital leases          55,759           60,974
    Accounts payable                                                337,145          102,827
    Deferred revenue                                                219,563          313,926
    Accrued compensation                                             37,988           56,547
    Accrued payroll taxes                                            15,011           14,979
    Other current liabilities                                        31,927           25,608
                                                                -----------      -----------
            Total current liabilities                               739,436          581,765
                                                                -----------      -----------

Notes payable, excluding current portion                              2,475            4,289
Obligation under capital leases, excluding
     current installments                                            17,773           25,377
                                                                -----------      -----------
            Total liabilities                                       759,684          611,431
                                                                -----------      -----------

Stockholders' deficit:
    Series A, convertible preferred stock, $.01 par value:
        Authorized - 1,000,000
        Issued and outstanding shares - none                           --               --
    Common stock--$.01 par value:
       Authorized - 15,000,000
       Issued and outstanding shares - 8,499,029                     84,990           84,990
    Additional paid-in capital                                    4,724,567        4,724,568
    Accumulated deficit                                          (4,953,655)      (4,826,415)
    Note receivable from officer                                    (48,500)         (69,500)
                                                                -----------      -----------
            Total stockholders' deficit                            (192,598)         (86,357)
                                                                -----------      -----------
Total liabilities and stockholders' deficit                     $   567,086          525,074
                                                                ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.



HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 Three months ended
                                                      May 31,
                                                1997             1996
                                            -----------      -----------

Revenues                                    $   586,567          697,614
Cost of revenues                                445,008          451,746
                                            -----------      -----------
      Gross profit                              141,559          245,868
                                            -----------      -----------

Operating expenses:
  Research and development                       28,382          109,979
  Selling and marketing                          38,460           48,873
  General and administrative                    199,646          112,289
                                            -----------      -----------
      Total operating expenses                  266,488          271,141
                                            -----------      -----------

      Loss from operations                     (124,929)         (25,273)
                                            -----------      -----------


Other (income) expense
  Interest income                                (2,104)          (2,154)
  Interest expense                                4,416            5,356
                                            -----------      -----------
                                                  2,312            3,202
                                            -----------      -----------

      Net loss                              $  (127,241)         (28,475)
                                            ===========      ===========

      Loss per common share                 $      (.01)             .00
                                            ===========      ===========


Weighted average number of common and
   common equivalent shares outstanding       8,499,029        8,443,239
                                            ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.



HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                     Three months ended
                                                                          May 31,
                                                                    1997          1996
                                                                 ---------      ---------
Cash flows from operating activities:
    Net loss                                                     $(127,241)       (28,475)
                                                                 ---------      ---------
Adjustments to reconcile net loss to cash
used in operating activities:
    Depreciation                                                    20,463         22,362
    Amortization                                                    10,088          8,191
    Provision for losses on accounts receivable                      2,613           --
    Recoveries of bad debts                                          1,267           --
Changes in operating assets and liabilities, net of
       acquisitions
    Decrease (increase) in trade receivables                       (25,076)        10,284
    Increase in inventory                                          (85,934)          --
    Decrease in prepaid expenses                                     1,874         27,475
    Increase in other current assets                                  (381)        (4,517)
    Increase in accounts payable                                   214,365            346
    Decrease in deferred revenue                                   (94,362)       (75,450)
    Decrease in accrued compensation                               (18,558)          (267)
    Increase (decrease) in accrued payroll taxes                        31         (3,804)
    Increase in other current liabilities                            6,319          9,858
                                                                 ---------      ---------
       Total adjustments                                           (32,709)        (5,522)
                                                                 ---------      ---------
       Cash used in operating activities                           (94,532)       (33,997)
                                                                 ---------      ---------

Cash flows from investing activities:
    Capital expenditures                                           (13,584)        (1,179)
    Cash paid for acquisitions                                     (20,048)          --
                                                                 ---------      ---------
       Cash flows used in investing activities                     (33,632)        (1,179)
                                                                 ---------      ---------

Cash flows from financing activities:
    Principal payments received from note receivable                21,000           --
    Principal payments under capital lease obligations             (12,819)        (8,714)
    Loans from bank                                                 35,000           --
    Repayment of note payable assumed in the                          --
       Edina Pharmacy acquisition                                   (1,675)          --
                                                                 ---------      ---------
       Cash flows provided by (used in) financing activities        41,506         (8,714)
                                                                 ---------      ---------

Decrease in cash and cash equivalents                              (86,658)       (43,890)
Cash and cash equivalents at beginning of period                   209,024         68,657
                                                                 ---------      ---------
Cash and cash equivalents at end of period                       $ 122,366         24,767
                                                                 =========      =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
       Interest                                                  $   3,616          5,356
                                                                 =========      =========

The accompanying notes are an integral part of the consolidated financial statements.



                HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  May 31, 1997

(1) BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 1997. In the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month period ended May 31, 1997, may not be indicative of the results that may be expected for the year ending February 28, 1998.

(2) PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

           Property under capitalized leases              $  310,005
           Furniture and equipment                           376,296
                                                          ----------
                                                             686,301
           Less accumulated depreciation                     583,311
                                                          ----------
           Net property and equipment                     $  102,990
                                                          ==========

(3) NOTES PAYABLE

In July 1996, the Company assumed a $14,973 note payable related to the acquisition of Edina Pharmacy. As of May 31, 1997, the Company had an outstanding balance of $9,518 on this note payable.

As of May 31, 1997, the Company had borrowed $35,000 on the line of credit with a bank.

(4) CAPITALIZED COMPUTER SOFTWARE

The Company capitalizes software production costs after technological feasibility has been established and prior to general release to clients.

(5) MASTER LICENSE AGREEMENT

On April 21, 1995, the Company had signed a twelve month Master License Agreement with AmeriSource Health Corporation (AmeriSource) of Malvern, PA for the Company's Assurance Community Pharmaceutical Care System(TM). Pursuant to the terms of the agreement, the Company granted to AmeriSource an exclusive license to market and license the software system to retail pharmacies throughout the United States directly or through its affiliate, Pharmacy Care Management Group (PCMG). As consideration for the Company granting these rights to AmeriSource, the Company received $200,000 cash upon signing the agreement. As further consideration, AmeriSource agreed to license a minimum specified number of new retail pharmacies over the term of the agreement in order to maintain the exclusive status of the Master License Agreement. Additional provisions of the agreement provided for the payment of monthly license and support fees to the Company for each retail pharmacy licensing the software.

During April 1996, the Company terminated its relationship with AmeriSource in order to pursue other marketing arrangements. Upon termination of the agreement, the Company no longer receives payments for license and support fees. Revenues received under this agreement constituted approximately 16% of the Company's total fiscal 1997 first quarter revenue.

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

On April 1, 1997, the Company renewed its line of credit agreement. All outstanding borrowings bear interest at the fixed rate of 6.5%. The agreement expires April 1, 1998. The agreement is secured by selected corporate assets including a $50,000 certificate of deposit which must remain on deposit at the bank for the entire loan term. As of May 31, 1997, the Company had an outstanding balance of $35,000 under this line of credit.

(7) ACQUISITIONS

On April 1, 1997, the Company acquired certain assets of Preserve Rexall Drug, a community pharmacy located in Eden Prairie, Minnesota from Supplee Enterprises, Inc. The Company acquired some fixtures and the patient list. The purchase price was $40,000 of which $10,000 was paid in cash. The remaining balance of $30,000 will be paid by the Company in 11 equal monthly installments.

The transaction was accounted for using the purchase method of accounting. The accompanying consolidated financial statements include results of operations of the acquired assets from the date of acquisition. Due to the nature of the transaction under which the Company purchased only certain assets of Preserve Rexall Drug, meaningful pro-forma financial information is not available.

This pharmacy is being developed into a prototype store applying patient care concepts utilizing the Company's Assurance Coordinated Pharmaceutical Care System(TM) software.

On July 19,1996, the Company acquired certain assets of Edina Pharmacy, a community pharmacy located in Minneapolis, Minnesota. Assets acquired include inventory, fixtures and equipment, and the patient list. The purchase price was $47,408, of which $12,000 was paid in cash. A note payable of $14,973 was assumed. The remaining balance of $20,435 will be paid by the Company in 12 equal monthly installments.

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

As of June 27, 1997, this pilot community pharmacy located in Minneapolis, Minnesota has been consolidated into the larger community pharmacy located in Eden Prairie that the Company acquired certain assets of in April 1997.

(8) MAJOR CLIENT

On January 31, 1997, the marketing agreement between the Company and Option Care, Inc., one of the Company's major clients, terminated. On October 31, 1996, the Company and Option Care signed a "transition agreement" which required Option Care to pay the Company a one-time payment of $159,000 for consulting services and certain software tools owned by the Company and a payment of $15,000 for training services. These amounts were included in fiscal 1997 revenue. During fiscal 1997, Option Care accounted for approximately 27% of total revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE FIRST QUARTER ENDED MAY 31, 1997, COMPARED WITH THE FIRST QUARTER ENDED MAY 31, 1996:

REVENUE. Revenues for the first quarter ended May 31, 1997, decreased $111,047 to $586,567, a decrease of 15.9% when compared to prior fiscal year first quarter revenues of $697,614. The Company recorded a first quarter net loss of $127,241, compared to a net loss of $28,475, in the prior fiscal year period, an increase of $98,766 or 346.9%. The loss resulted from a decrease in revenue.

Revenues for the current fiscal period were primarily generated by prescription and over-the-counter drug sales at the Company's community pharmacies and by continuing client support fees from all the Company's software systems products. Revenue from client support fees decreased by 35.6%, license fee revenue decreased by 93.5% and software training fee revenue decreased by 87.0%. Approximately 52.5% of the decrease in client support fee revenue and approximately 60.0% of the decrease in license fee revenue resulted from the termination in January 1997 of a marketing agreement with Option Care, Inc. Decreased revenues from the Assurance Community Pharmaceutical Care System(TM) accounted for approximately 28.8% of the decline in support fees and approximately 17.2% of the decline in license fees, primarily the result of the Company terminating its marketing relationship with AmeriSource Health Corporation. Revenues from prescription and over-the-counter drug sales at the community pharmacies and increased consulting revenue partially offset the decreases in other revenues.

Revenues from the Company's Homecare products declined approximately $224,000, or 98.4% when compared to the prior fiscal period. This decline is primarily due to the termination of a marketing agreement with Option Care. License fee revenue from the Assurance Long-Term Care System(TM) decreased approximately $43,000, or 75%, primarily the result of a weak market caused by delays in the implementation schedules of federal regulations. Client support fee revenue generated by the Company's Long-term Care products remained stable when compared to the prior fiscal year period.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total costs and expenses incurred during the quarter ended May 31, 1997, including interest, depreciation and amortization expense, decreased by $12,281 or 1.7% to $713,808 when compared to prior fiscal year expenses of $726,089. Cost of revenues which included the cost of product for the community pharmacies, decreased by approximately $6,700, or 1.5% when compared to the prior fiscal year period. Compensation, benefits and payroll taxes decreased by approximately $104,000 or 27.3% when compared to the prior year period. The decrease in payroll expenses is primarily due to staff reductions which are the result of staff attrition and involuntary termination of seven employees during fiscal 1997.

Administrative expenses such as telephone expense, supplies, postage, accounting, legal and equipment maintenance decreased by approximately 4.3% when compared to the prior fiscal year period. Administrative expenses have declined as the Company has implemented expense reductions in an attempt to offset reductions in revenue. Commissions paid to commissioned sales representatives decreased by approximately 82.6%, primarily due to the decrease in commissionable software license fees. Expenses associated with advertising, marketing and trade shows decreased approximately 34%. In an effort to reduce costs during a period of reduced revenues, the Company has cut back on the creation of new marketing literature. Fees paid to outside consultants decreased by approximately 28.9% when compared to the prior year period. Rent and occupancy expenses have increased approximately 19.5% due to the acquisitions of the community pharmacies. Depreciation and amortization expense, including amortization of covenants and a client list, decreased by approximately 7.8% to $21,247 from $23,053. This decrease was primarily due to the completion of depreciation periods on various capitalized office equipment.

Net interest expense decreased 27.8% to $2,312 from $3,202, primarily due to the lessening amounts of interest on various capitalized leases which are nearing completion of the lease period.


LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL. The Company had a working capital deficit of ($349,229) at May 31, 1997, compared to a deficit of ($210,537) at February 28, 1997; an increase of $138,692. The increase in working capital deficit is primarily due to the net loss for the quarter, capital lease obligation payments and payments made for the April 1997 acquisition of certain assets and a client list of Preserve Rexall Drug. These increases were partially offset by payments received on a note receivable.

Improved capital availability will ultimately depend on improved sales performance and containment of all operational costs. There can be no assurance that sales results will improve and that the Company will experience profitable operations. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

ADDITIONAL CAPITAL REQUIREMENTS. The Company believes that it will have short-term cash needs. The Company will supplement its cash requirements with the available line of credit and call all or a portion of the demand note receivable from an officer of the Company. The Company plans to continue operating expense reductions currently underway. If revenue continues to fall short of Company needs and the Company is unable to generate sufficient cash flow from operations the Company will need to explore raising additional capital.


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


                                          Health Outcomes Management, Inc.
                                          (registrant)


Date: July 15, 1997                       By:   /s/   William A. Peter, Jr.
      --------------                          ------------------------------
                                                William A. Peter, Jr.
                                                President, CEO


Date: July 15, 1997                       By:   /s/   Rosemary Salzwedel
     ---------------                          ------------------------------
                                                Rosemary Salzwedel
                                                Controller



                                Index to Exhibits

Exhibit

11       Schedule showing calculation of earnings per share.

27       Financial Data Schedule