Form 10QSB
period 1997-08-31
HEALTH OUTCOMES MANAGEMENT INC
filed 1997-10-14
CIK 804157

US SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

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

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding at October 10, 1997, was 8,499,029.

                                      INDEX

                HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - August 31, 1997 and February 28, 1997.

                  Condensed Consolidated Statements of Operations - Three and six months ended August 31, 1997 and 1996.

                  Consolidated Statements of Cash Flows - Three and six months ended August 31, 1997 and 1996.

                  Notes to Consolidated Financial Statements -
                  August 31, 1997.

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

                  Item 6 - Exhibits and Reports on Form 8-K.


SIGNATURES

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements




HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             August 31,

                                                                1997        February 28,
                                                             (Unaudited)        1997
                                                             ----------      ----------
ASSETS

Current assets:
    Cash and cash equivalents                                $   71,108         209,024
    Trade receivables, less allowance for doubtful
         accounts of $14,000 and $35,000, respectively           96,928          92,402
    Inventory                                                    79,235          52,436
    Prepaid expenses                                             21,494          17,366
    Other current assets                                            668            --
                                                             ----------      ----------
            Total current assets                                269,433         371,228

Property and equipment, net of accumulated depreciation          92,140         104,009

Other assets, net of accumulated amortization of
     $340,755 and $319,631, respectively                         62,852          49,837
                                                             ----------      ----------
Total assets                                                 $  424,425         525,074
                                                             ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.


                                                                  August 31,
                                                                     1997         February 28,
                                                                 (Unaudited)          1997
                                                                 -----------       ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes payable to bank                                             30,000             --
    Notes payable, current portion                                     6,000            6,904
    Current installments of obligation under capital leases           43,653           60,974
    Accounts payable                                                 305,700          102,827
    Deferred revenue                                                 227,313          313,926
    Accrued compensation                                              33,910           56,547
    Accrued payroll taxes                                             12,863           14,979
    Other current liabilities                                         24,893           25,608
                                                                 -----------       ----------
            Total current liabilities                                684,332          581,765
                                                                 -----------       ----------

Notes payable, excluding current portion                               1,508            4,289
Obligation under capital leases, excluding
     current installments                                             14,708           25,377
                                                                 -----------       ----------
            Total liabilities                                        700,548          611,431
                                                                 -----------       ----------

Stockholders' deficit:
    Series A, convertible preferred stock, $.01 par value:
        Authorized - 1,000,000
        Issued and outstanding shares - none                            --               --
    Common stock--$.01 par value:



       Authorized - 15,000,000
       Issued and outstanding shares - 8,499,029                      84,990           84,990
    Additional paid-in capital                                     4,724,568        4,724,568
    Accumulated deficit                                           (5,043,181)      (4,826,415)
    Note receivable from officer                                     (42,500)         (69,500)
                                                                 -----------       ----------
            Total stockholders' deficit                             (276,123)         (86,357)
                                                                 -----------       ----------
Total liabilities and stockholders' deficit                      $   424,425          525,074
                                                                 ===========       ==========


The accompanying notes are an integral part of the consolidated financial statements.


HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                               Three months ended               Six months ended
                                                    August 31,                     August 31,
                                               1997            1996            1997            1996
                                           -----------     -----------     -----------     -----------
Revenues                                   $   594,515         518,061       1,181,082       1,215,675
Cost of revenues                               433,012         378,133         878,020         829,879
                                           -----------     -----------     -----------     -----------
      Gross profit                             161,503         139,928         303,062         385,796
                                           -----------     -----------     -----------     -----------

Operating expenses:
  Research and development                      34,286          32,241          62,668         142,220
  Selling and marketing                         20,061          55,035          58,521         103,908
  General and administrative                   191,542         157,446         391,188         269,735
                                           -----------     -----------     -----------     -----------
      Total operating expenses                 245,889         244,722         512,377         515,863
                                           -----------     -----------     -----------     -----------

      Loss from operations                     (84,386)       (104,794)       (209,315)       (130,067)
                                           -----------     -----------     -----------     -----------


Other (income) expense
  Interest income                               (1,108)         (2,125)         (3,212)         (4,279)
  Interest expense                               6,247           5,540          10,663          10,896
                                           -----------     -----------     -----------     -----------
                                                 5,139           3,415           7,451           6,617
                                           -----------     -----------     -----------     -----------

      Net loss                             $   (89,525)    $  (108,209)    $  (216,766)    $  (136,684)
                                           ===========     ===========     ===========     ===========
      Loss per common share                $      (.01)    $      (.02)    $      (.03)    $      (.02)
                                           ===========     ===========     ===========     ===========


Weighted average number of common and
   common equivalent shares outstanding      8,499,029       8,490,383       8,499,029       8,438,152
                                           ===========     ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.


HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        Six months ended August 31,
                                                            1997          1996
                                                          ---------     --------
Cash flows from operating activities:
    Net loss                                              $(216,766)    (136,684)
                                                          ---------     --------
Adjustments to reconcile net loss to cash
used in operating activities:
    Depreciation                                             41,706       45,252
    Amortization                                             21,124       16,382
    Provision for losses on accounts receivable              10,273         --
    Recoveries of bad debts                                   1,267        3,286
Changes in operating assets and liabilities, net of
       acquisitions
    Decrease (increase) in trade receivables                (16,066)       5,673
    Increase in inventory                                   (26,799)     (16,582)
    Decrease (increase) in prepaid expenses                  (4,128)      23,639
    Increase in other current assets                           (668)      (2,503)
    Increase in accounts payable                            193,903       47,844
    Decrease in deferred revenue                            (86,613)     (68,353)
    Decrease in accrued compensation                        (22,637)     (13,013)
    Decrease in accrued payroll taxes                        (2,116)      (5,176)
    Decrease (increase) in other current liabilities           (715)      13,482
                                                          ---------     --------
       Total adjustments                                    108,531       49,931
                                                          ---------     --------
       Cash used in operating activities                   (108,235)     (86,753)
                                                          ---------     --------

Cash flows from investing activities:
    Capital expenditures                                    (23,976)      (2,569)
    Cash paid for acquisitions                              (31,030)     (11,623)
                                                          ---------     --------
       Cash flows used in investing  activities             (55,006)     (14,192)
                                                          ---------     --------

Cash flows from financing activities:
    Principal payments received from note receivable         27,000        2,200
    Principal payments under capital lease obligations      (27,990)     (25,230)
    Loans from bank                                          30,000       20,000
    Proceeds from issuance of common stock                     --         45,510
    Repayment of note payable assumed in the
       Edina Pharmacy acquisition                            (3,685)        (529)
                                                          ---------     --------
       Cash flows provided by financing activities           25,325       41,951
                                                          ---------     --------

Decrease in cash and cash equivalents                      (137,916)     (58,994)
Cash and cash equivalents at beginning of period            209,024       68,657
                                                          ---------     --------
Cash and cash equivalents at end of period                $  71,108        9,663
                                                          =========     ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
       Interest                                           $   6,915       10,896
                                                          =========     ========

The accompanying notes are an integral part of the consolidated financial statements

                HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 August 31, 1997

(1) BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 1997. In the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the six month period ended August 31, 1997, may not be indicative of the results that may be expected for the year ending February 28, 1998.

(2) PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

           Property under capitalized leases                  $  310,005
           Furniture and equipment                               386,688
                                                              ----------
                                                                 696,693
           Less accumulated depreciation                         604,553
                                                              ----------
           Net property and equipment                         $   92,140
                                                              ==========

(3) NOTES PAYABLE

In July 1996, the Company assumed a $14,973 note payable related to the acquisition of Edina Pharmacy. As of August 31, 1997, the Company had an outstanding balance of $7,508 on this note payable.

As of August 31, 1997, the Company had borrowed $30,000 on the line of credit with a bank.

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

During April 1996, the Company terminated its relationship with AmeriSource in order to pursue other marketing arrangements. Upon termination of the agreement, the Company no longer receives payments for license and support fees. Revenues received under this agreement constituted approximately 9.8% of the Company's total revenue for the six months ended August 31, 1996.

(6) LINE OF CREDIT AGREEMENT

On April 4, 1996, the Company entered into a $50,000 Line of Credit agreement with a bank. Amounts borrowed under the agreement will be used for working capital purposes. All outstanding borrowings bore interest at a reference rate plus 1.5%. The agreement expired April 1, 1997. The agreement was secured by all accounts receivable, equipment not covered under financing agreements, inventory, if any, and general intangibles. The agreement also required the Company to maintain certain financial covenants, including but not limited to, maintaining a minimum net worth.

On April 1, 1997, the Company renewed its line of credit agreement. All outstanding borrowings bear interest at the fixed rate of 6.5%. The agreement expires April 1, 1998. The agreement is secured by selected corporate assets including a $50,000 certificate of deposit which must remain on deposit at the bank for the entire loan term. As of August 31, 1997, the Company had an outstanding balance of $30,000 under this line of credit.

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

On July 19,1996, the Company acquired certain assets of Edina Pharmacy, a community pharmacy located in Minneapolis, Minnesota. Assets acquired include inventory, fixtures and equipment, and the patient list. The purchase price was $47,408, of which $12,000 was paid in cash. A note payable of $14,973 was assumed. The remaining balance of $20,435 was be paid by the Company in 12 equal monthly installments.

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

As of June 27, 1997, this pilot community pharmacy located in Minneapolis, Minnesota was consolidated into the larger community pharmacy located in Eden Prairie that the Company acquired certain assets of in April 1997.

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

(9) SUBSEQUENT EVENT

Subsequent to the filing of the Company's Proxy statement on August 7, 1997, a group of individuals consisting of Victor S. Greenstein, Jonathan R. Gordon, Stanford M. Baratz, Peter J. Zugschwert and Matthew E. Goldberg (the Greenstein Group) filed a Proxy statement opposing the election of the directors nominated by the Company and nominating its own slate of directors.

At the Company's Annual Meeting held on September 18, 1997, the Company's shareholders elected the slate of directors nominated by the Greenstein Group. The new directors are Jonathan R. Gordon, Stanford M. Baratz, Peter J. Zugschwert and Matthew E. Goldberg.

This item was more fully reported on Form 8-K filed September 29, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE SECOND QUARTER ENDED AUGUST 31, 1997, COMPARED WITH THE SECOND QUARTER ENDED AUGUST 31, 1996:

REVENUE. Revenues for the second quarter ended August 31, 1997, increased $76,454 to $594,515, an increase of 14.8% when compared to prior fiscal year second quarter revenues of $518,061. The Company recorded a second quarter net loss of $89,525, compared to a net loss of $108,209, in the prior fiscal year period, a decrease of $18,684 or 17.3%. The loss resulted from an increase in total costs and operating expenses which was partially offset by an increase in revenue.

Revenues for the current fiscal period were primarily generated by prescription and over-the-counter drug sales at the Company's community pharmacies and by continuing client support fees from all the Company's software systems products. Revenue from prescription and over-the-counter drugs sales at the community pharmacies increased by 604.0%. Revenue from client support fees decreased by 23.8%, license fee revenue decreased by 85.6% and software training fee revenue decreased by 66.9%. Approximately all of the decrease in client support fee revenue and approximately 35.1% of the decrease in license fee revenue resulted from the termination in January 1997 of a marketing agreement with Option Care, Inc.

Revenues received from the Company's Pharmaceutical Care systems increased by approximately 13.4% when compared to the second quarter of the prior fiscal year. Client support fee revenue generated by the Company's Long-term Care products remained stable when compared to the prior fiscal year period. License fee revenue from the Assurance Long-Term Care System(TM) decreased approximately $51,000, primarily the result of a weak market caused by delays in the implementation schedules of federal regulations. Revenues from the Company's Homecare products declined approximately $111,000, or 96.8% when compared to the prior fiscal period. This decline is due to the termination of a marketing agreement with Option Care.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total costs and expenses incurred during the quarter ended August 31, 1997, including interest, depreciation and amortization expense, increased by $57,770 or 9.2% to $684,040 when compared to prior fiscal year expenses of $626,270. Cost of revenues which included the cost of product for the community pharmacies, increased by approximately $55,000, or 14.5% when compared to the prior fiscal year period. Compensation, benefits and payroll taxes decreased by approximately $51,000 or 16.0% when compared to the prior year period. The decrease in payroll expenses is primarily due to staff reductions which are the result of staff attrition and involuntary terminations during fiscal 1997.

Administrative expenses such as telephone expense, supplies, postage, accounting, legal and equipment maintenance decreased by approximately 26.8% when compared to the prior fiscal year period. Administrative expenses have declined as the Company has implemented expense reductions in an attempt to offset reductions in revenue. Commissions paid to commissioned sales representatives decreased by approximately 64.6%, primarily due to the decrease in commissionable software license fees. Expenses associated with advertising, marketing and trade shows decreased approximately 65.7%. The Company has reduced trade journal advertising during the second quarter as part of its effort to reduce costs during a period of reduced revenues. Fees paid to outside consultants decreased by approximately 50.5% when compared to the prior year period. Rent and occupancy expenses have increased approximately 30.6% due to the acquisitions of the community pharmacies. Depreciation and amortization expense, including amortization of a covenant and a client list, increased by approximately 3.9% to $32,279 from $31,081. This increase was primarily due to the amortization of the Eden Prairie pharmacy client list acquired in April 1997.

Net interest expense increased 50.5% to $5,139 from $3,415, primarily due to increased borrowing needs.

FOR THE SIX MONTHS ENDED AUGUST 31, 1997, COMPARED WITH THE SIX MONTHS ENDED AUGUST 31, 1996:

REVENUE. Revenues for the six months ended August 31, 1997, decreased $34,593 to $1,181,082, a decrease of 2.8% when compared to prior fiscal year six month period revenues of $1,215,675. Net loss for the six month period was $216,766, compared to a net loss of $136,684, in the prior fiscal year period, an increase of $80,082 or 58.6%. The loss resulted from a decrease in revenue combined with an increase in total costs and operating expenses.

Revenues for the current fiscal period were primarily generated by prescription and over-the-counter drug sales at the Company's community pharmacies and by continuing client support fees from all the Company's software systems products. Revenue from prescription and over-the-counter drugs sales at the community pharmacies increased by approximately $548,000 when compared to the prior fiscal year period. Revenue from license fees decreased by 91.5%, support fee revenue decreased by 28.3% and software training fee revenue decreased by 79.4% when compared to the prior fiscal period. Approximately 77% of the decrease in client support fee revenue and approximately 54.4% of the decrease in license fee revenue resulted from the termination in January 1997 of a marketing agreement with Option Care, Inc. Decreased revenue from the Assurance Community Pharmaceutical Care System(TM) accounted for approximately 12.5% of the decline in license fees and approximately 17.9% of the decline in support fees, primarily the result of the company terminating its relationship with AmeriSource Health Corporation(AmeriSource).

Client support fee revenue generated by the Company's Long-term Care products remained stable when compared to the prior fiscal year period. License fee revenue from the Assurance Long-Term Care System(TM) decreased approximately $105,000 or 96.5%, primarily the result of a weak market caused by delays in the implementation schedules of federal regulations. Revenues from the Company's Homecare products decreased by approximately $334,000, or 97.8% when compared to the prior fiscal period. This decline is due to the termination of a marketing agreement with Option Care. When compared to the prior fiscal period, revenue from the Company's Pharmaceutical Care systems decreased by approximately $81,000, or 56.5%. The Company's termination of its marketing agreement with AmeriSource caused the decline in the Pharmaceutical Care systems revenue.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total costs and expenses incurred during the quarter ended August 31, 1997, including interest, depreciation and amortization expense, increased by $45,489 or 3.4% to $1,397,848 when compared to prior fiscal year expenses of $1,352,359. Cost of revenues which included the cost of product for the community pharmacies, increased by approximately $48,000, or 5.8% when compared to the prior fiscal year period. Compensation, benefits and payroll taxes decreased by approximately $155,000 or 22.1% when compared to the prior year period. The decrease in payroll expenses is primarily due to staff reductions which are the result of staff attrition and involuntary terminations during fiscal 1997.

Administrative expenses such as telephone expense, supplies, postage, accounting, legal and equipment maintenance decreased by approximately 16.4% when compared to the prior fiscal year period. Administrative expenses have declined as the Company has implemented expense reductions in an attempt to offset reductions in revenue. Commissions paid to commissioned sales representatives decreased by approximately 78%, primarily due to the decrease in commissionable software license fees. Expenses associated with advertising, marketing and trade shows decreased approximately $37,000, or 50.5%. The Company has reduced trade journal advertising and cut back on the creation of new marketing literature during the current six month period as part of its effort to reduce costs during a period of reduced revenues. Fees paid to outside consultants decreased by approximately 39.4% when compared to the prior year period. Rent and occupancy expenses have increased approximately 25.2% due to the acquisitions of the community pharmacies. Depreciation and amortization expense, including amortization of a covenant and a client list, increased by approximately 1.9% to $62,830 from $61,634. This increase was primarily due to the amortization of the Eden Prairie pharmacy client list acquired in April 1997 offset by the completion of depreciation periods on various capitalized office equipment.

Net interest expense increased 12.6% to $7,451 from $6,617, primarily due to increased borrowing needs.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL. The Company had a working capital deficit of ($414,899) at August 31, 1997, compared to a deficit of ($210,537) at February 28, 1997; an increase of $204,362. The increase in working capital deficit is primarily due to the net loss for the quarter, capital lease obligation payments and payments made for the April 1997 acquisition of certain assets and a client list of Preserve Rexall Drug. These decreases were partially offset by payments received on a note receivable.

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

                                    Health Outcomes Management, Inc.
                                    (registrant)

Date: October 14, 1997              By:  /s/ William A. Peter, Jr.
     ----------------------         ------------------------------
                                    William A. Peter, Jr.
                                    President, CEO


Date: October 14, 1997              By:  /s/ Rosemary Salzwedel
     ------------------             ---------------------------
                                    Rosemary Salzwedel
                                    Controller and Principal Accounting
                                    Officer



                                Index to Exhibits

Exhibit

11       Schedule showing calculation of earnings per share.

27       Financial Data Schedule