Form 10QSB
period 1997-11-30
HEALTH OUTCOMES MANAGEMENT INC
filed 1998-01-14
CIK 804157

US SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

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

   The number of shares of the registrant's Common Stock, $.01 par value, outstanding at January 9, 1998, was 8,872,853.

                                      INDEX

                HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - November 30, 1997 and February 28, 1997.

                  Condensed Consolidated Statements of Operations Three and nine months ended November 30, 1997 and 1996.

                  Consolidated Statements of Cash Flows Nine months ended November 30, 1997 and 1996.

                  Notes to Consolidated Financial Statements -
                  November 30, 1997.

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

                  Item 6 - Exhibits and Reports on Form 8-K.

SIGNATURES

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               November 30,
                                                                  1997        February 28,
                                                               (Unaudited)        1997
                                                               -----------     ----------
ASSETS
Current assets:
    Cash and cash equivalents                                     $ 80,623        209,024
    Trade receivables, less allowance for doubtful
         accounts of $13,000 and $35,000, respectively              83,484         92,402
    Inventory                                                       78,936         52,436
    Prepaid expenses                                                24,432         17,366
                                                                  --------        -------
            Total current assets                                   267,475        371,228

Property and equipment, net of accumulated depreciation             73,169        104,009

Other assets, net of accumulated amortization of
     $372,915 and $319,631, respectively                            51,817         49,837
                                                                  --------        -------
Total assets                                                      $392,461        525,074
                                                                  ========        =======


The accompanying notes are an integral part of the consolidated financial statements.


                                                               November 30,
                                                                  1997        February 28,
                                                               (Unaudited)        1997
                                                               -----------     ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable to bank                                           50,000           --
    Notes payable, current portion                                   6,000          6,904
    Current installments of obligation under capital leases         36,785         60,974
    Accounts payable                                               412,149        102,827
    Deferred revenue                                               176,584        313,926
    Accrued compensation                                            46,820         56,547
    Accrued payroll taxes                                           14,724         14,979
    Other current liabilities                                       31,981         25,608
                                                               -----------     ----------
            Total current liabilities                              775,043        581,765
                                                               -----------     ----------

Notes payable, excluding current portion                               509          4,289
Obligation under capital leases, excluding
     current installments                                           12,582         25,377
                                                               -----------     ----------
            Total liabilities                                      788,134        611,431
                                                               -----------     ----------
Stockholders' deficit:
    Series A, convertible preferred stock, $.01 par value:
        Authorized - 1,000,000
        Issued and outstanding shares - none                          --             --
    Common stock--$.01 par value:
       Authorized - 15,000,000
       Issued and outstanding shares - 8,511,429                    85,114         84,990
    Additional paid-in capital                                   4,727,296      4,724,568
    Accumulated deficit                                         (5,208,083)    (4,826,415)
    Note receivable from officer                                      --          (69,500)
                                                               -----------     ----------
            Total stockholders' deficit                           (395,673)       (86,357)
                                                               -----------     ----------
Total liabilities and stockholders' deficit                    $   392,461        525,074
                                                               ===========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                               Three months ended            Nine months ended
                                                   November 30,                 November 30,
                                               1997           1996           1997           1996
                                           -----------     ----------     ----------     ----------
Revenues                                   $   533,228        759,116      1,714,310      1,974,791
Cost of revenues                               389,277        353,539      1,267,297      1,183,418
                                           -----------     ----------     ----------     ----------
      Gross profit                             143,951        405,577        447,013        791,373
                                           -----------     ----------     ----------     ----------

Operating expenses:
  Research and development                      40,319         44,982        102,987        187,202
  Selling and marketing                         33,131         35,585         91,652        139,493
  General and administrative                   229,096        202,127        620,284        471,862
                                           -----------     ----------     ----------     ----------
      Total operating expenses                 302,546        282,694        814,923        798,557
                                           -----------     ----------     ----------     ----------

      Income (loss) from operations           (158,595)       122,883       (367,910)        (7,184)
                                           -----------     ----------     ----------     ----------

Other (income) expense
  Interest income                                 (589)        (1,838)        (3,801)        (6,117)
  Interest expense                               6,896          6,295         17,559         17,191
                                           -----------     ----------     ----------     ----------
                                                 6,307          4,457         13,758         11,074
                                           -----------     ----------     ----------     ----------

      Net income (loss)                    $  (164,902)       118,426       (381,668)       (18,258)
                                           ===========     ==========     ==========     ==========

      Income (loss) per common share       $      (.02)           .01           (.04)          (.00)
                                           ===========     ==========     ==========     ==========

Weighted average number of common and
   common equivalent shares outstanding      8,509,516      8,486,162      8,502,499      8,421,214
                                           ===========     ==========     ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  Nine months ended November 30,
                                                             1997         1996
                                                          ---------     -------
Cash flows from operating activities:
    Net loss                                              $(381,668)    (18,258)
                                                          ---------     -------
Adjustments to reconcile net loss to cash
used in operating activities:
    Depreciation                                             62,940      68,476
    Amortization                                             32,160      24,573
    Provision for losses on accounts receivable              10,273      10,317
    Recoveries of bad debts                                   1,767       4,153
    Payments in stock                                         2,852      15,045
Changes in operating assets and liabilities, net of
       acquisitions
    Increase in trade receivables                            (3,122)    (49,570)
    Increase in inventory                                   (26,500)    (33,053)
    Decrease (increase) in prepaid expenses                  (7,066)     25,805
    Increase in other current assets                           --          (457)
    Increase (decrease) in accounts payable                 305,515     (15,690)
    Decrease in deferred revenue                           (137,342)    (97,650)
    Decrease in accrued compensation                         (9,727)    (17,704)
    Decrease in accrued payroll taxes                          (255)     (6,380)
    Increase in other current liabilities                     6,373       4,243
                                                          ---------     -------
       Total adjustments                                    237,868     (67,892)
                                                          ---------     -------
       Cash used in operating activities                   (143,800)    (86,150)
                                                          ---------     -------

Cash flows from investing activities:
    Capital expenditures                                    (26,239)     (2,569)
    Cash paid for acquisitions                              (36,194)    (18,435)
                                                          ---------     -------
       Cash flows used in investing  activities             (62,433)    (21,004)
                                                          ---------     -------

Cash flows from financing activities:
    Principal payments received from note receivable         69,500      22,200
    Principal payments under capital lease obligations      (36,984)    (35,313)
    Loans from bank                                          50,000      25,000
    Proceeds from issuance of common stock                     --        45,510
    Repayment of note payable assumed in the
       Edina Pharmacy acquisition                            (4,684)     (2,139)
                                                          ---------     -------
       Cash flows provided by financing activities           77,832      55,258
                                                          ---------     -------

Decrease in cash and cash equivalents                      (128,401)    (51,896)
Cash and cash equivalents at beginning of period            209,024      68,657
                                                          ---------     -------
Cash and cash equivalents at end of period                $  80,623      16,761
                                                          =========     =======

Supplemental disclosures of cash flow information:
Cash paid during the year for:
       Interest                                           $  10,980      17,191
                                                          =========     =======


The accompanying notes are an integral part of the consolidated financial statements.

                HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                November 30, 1997

(1) BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 1997. In the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the nine month period ended November 30, 1997, may not be indicative of the results that may be expected for the year ending February 28, 1998.

(2) PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

           Property under capitalized leases                $  310,005
           Furniture and equipment                             388,901
                                                            ----------
                                                               698,906
           Less accumulated depreciation                       625,737
                                                            ----------
           Net property and equipment                       $   73,169
                                                            ==========

(3) NOTES PAYABLE

In July 1996, the Company assumed a $14,973 note payable related to the acquisition of Edina Pharmacy. As of November 30, 1997, the Company had an outstanding balance of $6,509 on this note payable.

As of November 30, 1997, the Company had borrowed $50,000 on the line of credit with a bank.

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

In April 1996, the Company terminated its relationship with AmeriSource in order to pursue other marketing arrangements. Upon termination of the agreement, the Company no longer receives payments for license and support fees. Revenues received under this agreement constituted approximately 4.8% of the Company's total revenue for the nine months ended November 30, 1996.

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

On April 1, 1997, the Company renewed its line of credit agreement. All outstanding borrowings bear interest at the fixed rate of 6.5%. The agreement expires April 1, 1998. The agreement is secured by selected corporate assets including a $50,000 certificate of deposit which must remain on deposit at the bank for the entire loan term. As of November 30, 1997, the Company had an outstanding balance of $50,000 under this line of credit.

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

On July 19,1996, the Company acquired certain assets of Edina Pharmacy, a community pharmacy located in Minneapolis, Minnesota. Assets acquired include inventory, fixtures and equipment, and the patient list. The purchase price was $47,408, of which $12,000 was paid in cash. A note payable of $14,973 was assumed. The remaining balance of $20,435 was paid by the Company in 12 equal monthly installments.

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

(9) SUBSEQUENT EVENT

On December 1, 1997, the Company announced it had closed its Eden Prairie pharmacy location. The closing of the pharmacy will give the Company the ability to concentrate on its core business of software development. While the pharmacy closing will have a substantial impact on the revenue of the Company, the closing will not have a significant impact on the Company's ongoing income.

(10) SUBSEQUENT EVENT

On December 10, 1997, the Company announced that William A. Peter, Jr. had been removed as President and Chief Executive Officer and that Peter Zugschwert, the current Chairman of the Board, would serve as interim President and Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THIRD QUARTER ENDED NOVEMBER 30, 1997, COMPARED WITH THE THIRD QUARTER ENDED NOVEMBER 30, 1996:

REVENUE. Revenues for the third quarter ended November 30, 1997, decreased $225,888 to $533,228, a decrease of 29.8% when compared to prior fiscal year third quarter revenues of $759,116. The Company recorded a third quarter net loss of $164,902, compared to net income of $118,426, in the prior fiscal year period, a decrease of $283,328 or 239.2%. The loss resulted primarily from a decrease in revenue combined with an increase in total costs and operating expenses.

Revenues for the current fiscal period were primarily generated by continuing client support fees from the Company's software systems products and by prescription and over-the-counter drug sales at the Company's community pharmacy. Revenue from prescription and over-the-counter drugs sales at the community pharmacy increased by 217.3%. Revenue from client support fees decreased by 23.3%, license fee revenue decreased by 58.2% and software training fee revenue decreased by 75.4%. Other revenue decreased by 100% because in the prior fiscal year third quarter, the Company had received a one-time payment of $159,000 from a "termination agreement" with Option Care, Inc. Approximately all of the decrease in client support fee revenue and approximately 26.2% of the decrease in license fee revenue resulted from the termination in January 1997 of a marketing agreement with Option Care, Inc.

Revenues received from the Company's Pharmaceutical Care systems increased by approximately 2.3% when compared to the third quarter of the prior fiscal year. Client support fee revenue generated by the Company's Long-term Care products remained stable when compared to the prior fiscal year period. License fee revenue from the Assurance Long-Term Care System(TM) decreased approximately $31,000, primarily the result of a weak market caused by delays in the implementation schedules of Federal regulations. Revenues from the Company's Homecare products declined approximately $97,000, or 96.3% when compared to the prior fiscal period. This decline is due to the termination of a marketing agreement with Option Care.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total costs and expenses incurred during the quarter ended November 30, 1997, including interest, depreciation and amortization expense, increased by $57,440 or 9.0% to $698,130 when compared to prior fiscal year expenses of $640,690. Compensation, benefits and payroll taxes decreased by approximately $24,000 or 8.1% when compared to the prior year period. The decrease in payroll expenses is primarily due to staff reductions which are the result of staff attrition and involuntary terminations during fiscal 1997.

Administrative expenses such as telephone expense, supplies, postage, accounting, legal and equipment maintenance decreased by approximately 9.6% when compared to the prior fiscal year period. Administrative expenses have declined as the Company has implemented expense reductions in an attempt to offset reductions in revenue. Commissions paid to commissioned sales representatives decreased by approximately 62.6%, primarily due to the decrease in commissionable software license fees. Expenses associated with advertising, marketing and trade shows decreased approximately 33.9%. The Company has reduced trade journal advertising during the third quarter as part of its effort to reduce costs during a period of reduced revenues. Fees paid to outside consultants increased by approximately 54.1% when compared to the prior year period. Rent and occupancy expenses have increased approximately 6.9% due to the acquisition of the Eden Prairie community pharmacy. Filing fees, printing and other expenses associated with the issuance of the fiscal year 1997 Proxy statement and the subsequent proxy battle increased these expenses by approximately $30,000 when compared to the prior fiscal year third quarter. Depreciation and amortization expense, including amortization of a covenant and a client list, increased by approximately 1.7% to $31,234 from $30,724. This increase was primarily due to the amortization of the Eden Prairie pharmacy client list acquired in April 1997.

Net interest expense increased 41.5% to $6,307 from $4,457, primarily due to increased borrowing needs.

FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997, COMPARED WITH THE NINE MONTHS ENDED NOVEMBER 30, 1996:

REVENUE. Revenues for the nine months ended November 30, 1997, decreased $260,481 to $1,714,310, a decrease of 13.2% when compared to prior fiscal year nine month period revenues of $1,974,791. Net loss for the nine month period was $381,668, compared to a net loss of $18,258, in the prior fiscal year period, an increase of $363,410 or 1990.4%. The loss resulted from a decrease in revenue combined with an increase in total costs and operating expenses.

Revenues for the current fiscal period were primarily generated by prescription and over-the-counter drug sales at the Company's community pharmacies and by continuing client support fees from the Company's software systems products. Revenue from prescription and over-the-counter drug sales at the community pharmacies increased by approximately $722,000 when compared to the prior fiscal year period. Revenue from license fees decreased by 85.3%, support fee revenue decreased by 26.7% and software training fee revenue decreased by 78.3% when compared to the prior fiscal period. Approximately 84.8% of the decrease in client support fee revenue and approximately 50.9% of the decrease in license fee revenue resulted from the termination in January 1997 of a marketing agreement with Option Care, Inc. Decreased revenue from the Assurance Community Pharmaceutical Care System(TM) accounted for approximately 10.7% of the decline in license fees and approximately 12.5% of the decline in support fees, primarily the result of the company terminating its relationship with AmeriSource Health Corporation(AmeriSource).

Client support fee revenue generated by the Company's Long-term Care products remained stable when compared to the prior fiscal year period. License fee revenue from the Assurance Long-Term Care System(TM) decreased approximately $136,000 or 84.7%, primarily the result of a weak market caused by delays in the implementation schedules of Federal regulations. Revenues from the Company's Homecare products decreased by approximately $431,000, or 97.5% when compared to the prior fiscal period. This decline is due to the termination of a marketing agreement with Option Care. When compared to the prior fiscal period, revenue from the Company's Pharmaceutical Care systems decreased by approximately $80,000, or 46.8%. The Company's termination of its marketing agreement with AmeriSource caused the decline in the Pharmaceutical Care systems revenue.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total costs and expenses incurred during the nine month period ended November 30, 1997, including interest, depreciation and amortization expense, increased by $102,929 or 5.2% to $2,095,978 when compared to prior fiscal year expenses of $1,993,049. Compensation, benefits and payroll taxes decreased by approximately $179,000 or 17.9% when compared to the prior year period. The decrease in payroll expenses is primarily due to staff reductions which are the result of staff attrition and involuntary terminations during fiscal 1997.

Administrative expenses such as telephone expense, supplies, postage, accounting, legal and equipment maintenance decreased by approximately 14.9% when compared to the prior fiscal year period. Administrative expenses have declined as the Company has implemented expense reductions in an attempt to offset reductions in revenue. Commissions paid to commissioned sales representatives decreased by approximately 74.5%, primarily due to the decrease in commissionable software license fees. Expenses associated with advertising, marketing and trade shows decreased approximately $44,000, or 46.9%. The Company has reduced trade journal advertising and cut back on the creation of new marketing literature during the current nine month period as part of its effort to reduce costs during a period of reduced revenues. Fees paid to outside consultants decreased by approximately 15.4% when compared to the prior year period. Rent and occupancy expenses have increased approximately 18.3% due to the acquisitions of the community pharmacies. Depreciation and amortization expense, including amortization of a covenant and a client list, increased by approximately 1.2% to $92,107 from $90,976. This increase was primarily due to the amortization of the Eden Prairie pharmacy client list acquired in April 1997 offset by the completion of depreciation periods on various capitalized office equipment.

Net interest expense increased 24.2% to $13,758 from $11,074, primarily due to increased borrowing needs.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL. The Company had a working capital deficit of ($507,568) at November 30, 1997, compared to a deficit of ($210,537) at February 28, 1997; an increase of $297,031. The increase in working capital deficit is primarily due to the net loss for the year, capital lease obligation payments and payments made for the April 1997 acquisition of certain assets and a client list of Preserve Rexall Drug. These decreases were partially offset by payments received on a note receivable.

Improved capital availability will ultimately depend on improved sales performance and containment of all operational costs. There can be no assurance that sales results will improve and that the Company will experience profitable operations. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

ADDITIONAL CAPITAL REQUIREMENTS. The Company believes that it will have short-term cash needs. The Company plans to continue operating expense reductions currently underway. If revenue continues to fall short of Company needs and the Company is unable to generate sufficient cash flow from operations the Company will need to explore raising additional capital, or selling its stock or selling some or all of its assets.

                                     PART II

Item 4 - Submission of Matters to a Vote of Securities Holders

See Form 10-QSB for the quarterly period ended August 31, 1997, filed October 14, 1997, relating to the election of the Board of Directors by the shareholders.

No other matters were submitted to a vote of the security holders.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

                  11       Schedule showing calculation of earnings per share.

                  27       Financial Data Schedule

(b)   Reports on Form 8-K

         See Form 8-K filed September 29, 1997, related to the election of new directors to the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Health Outcomes Management, Inc.
                                       (registrant)

Date: January 14, 1998                 By:   /s/   Peter J. Zugschwert
      ----------------------              ----------------------------
                                         Peter J. Zugschwert
                                         President, CEO

Date: January 14, 1998                  By:  /s/   Rosemary Salzwedel
     ------------------                   ---------------------------
                                         Rosemary Salzwedel
                                         Controller and Principal Accounting
                                         Officer


                                Index to Exhibits

Exhibit

11       Schedule showing calculation of earnings per share.

27       Financial Data Schedule