Form 10KSB
period 1998-02-28
HEALTH OUTCOMES MANAGEMENT INC
filed 1998-06-11
CIK 804157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenue for its most recent fiscal year was $1,160,675.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998, was approximately $676,524.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding at February 28, 1998 was 8,872,853.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Exhibit Index Page: 39                                             Page 1 of 49

                        HEALTH OUTCOMES MANAGEMENT, INC.
                                   FORM 10-KSB
                                      INDEX

Part I:                                                                     Page
                                                                            ----
Item 1.      Business......................................................   3
Item 2.      Properties....................................................   7
Item 3.      Legal proceedings.............................................   7
Item 4.      Submission of matters to a vote of
                 security holders..........................................   7


Part II:

Item 5.      Market for registrant's common stock and
                  related stockholder matters..............................   8
Item 6.      Management's discussion and analysis of financial
                  condition and results of operations......................   9
Item 7.      Financial statements and supplementary data...................  13
Item 8.      Disagreements on accounting and financial disclosure..........  32


Part III:

Item 9.      Directors and officers of the registrant......................  33
Item 10.     Executive compensation........................................  34
Item 11.     Security ownership of certain beneficial owners
                 and management............................................  37
Item 12.     Certain relationships and related transactions................  38
Item 13.     Compliance with Section 16(a) of the Exchange Act.............  38

Part IV:

Item 13.     Exhibits, financial statement schedules,
                 and reports on Form 8-K...................................  39

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

During July 1996 and April 1997, the Company acquired certain assets of two community pharmacies located in the Minneapolis, Minnesota metropolitan area. During fiscal year 1998, the Company divested itself of these pharmacies.

Description of Business

The Company's mission statement is to improve the quality of patient outcomes in healthcare - cost effectively using modern computer software technology.

The Company's primary business consists of licensing its proprietary clinical support and financial software services to long-term care facilities, home healthcare agencies, retail pharmacies and hospitals. The principal elements of these services include software, training and 24-hour telephone support.

During fiscal year 1998, the Company operated two community pharmacies. The Company divested itself of both pharmacies during the fiscal year.

The Company markets its software services under the trade name "ASSURANCE 2001". These comprehensive services are designed to give health care professionals the assurance that productivity and costs are being carefully managed. These services also give clinicians the assurance that patient care is optimized by using some of the most advanced technology available to provide successful patient healthcare outcomes.


The Products

Long-Term Care Software

The Company markets computer software services to long-term care facilities to provide the clinical documentation required by federal regulation. A shortage of nurses also makes computerized clinical records desirable. The Assurance Long-Term Care System(TM) utilizes a relational database. The Company also provides Point-of-Care remote data collection software for use at nursing stations. The Company's Assurance Financial System(TM) software may be installed singularly or as a complete system with the clinical documentation system. During fiscal year 1998, the Company entered into an agreement with Advanced Information Management (AIM) of Appleton, WI. As part of this relationship, the Company resells AIM's Windows(TM) based long term care program, trains new customers on how to use the program, and provides on going telephone support to customers.

Home Healthcare Agencies Software

The Assurance Homecare System(TM) is designed for the collection and analysis of information needed to manage homecare patients when they no longer need to be in a hospital and are being cared for at home. Nurses can record their findings at a patient's home using Health Outcomes Management's unique Point-of-Care Software(TM) and a notebook computer. All information is then made available to the homecare agency and to the physicians via a relational database for activities such as clinical trend analysis and prompt billing. The Company's Assurance Financial System(TM) software may be installed alone or as a part of a complete system with the Company's clinical documentation system.

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

Hospital Software

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

Community Pharmacy Stores

At the Company's community pharmacy locations prescription and over-the-counter drugs were sold at the retail level. The Company divested itself of both pharmacies during the fiscal year.


Competition

The market for clinical information and financial software systems and services continues to undergo rapid development and is highly competitive. Although no one company directly competes with Health Outcomes Management's entire line of services, many companies offer services that compete directly with individual Health Outcomes Management services, or offer alternatives to such services.

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

          * Distinguish Health Outcomes Management as a technology leader. The Company's expert staff of Doctors of Pharmacy and Registered Nurses enable Health Outcomes Management to stay on the leading edge of patient outcome management technology.

          * Provide a 24-hour-a-day helpline (l-800-STAT-911) so that Health Outcomes Management clinical and financial experts are available on a seven day, 24-hour basis to provide excellent clinical and financial support services to its clients.

          * Exhibit the Company's products and services at important national trade shows and technical convocations.

          * Develop strategic alliances with healthcare providers.

The ASSURANCE 2001 systems are stand alone services which can be integrated, but are designed to meet specific productivity and outcome management needs of practitioners and clinicians. They are generally licensed directly by the Company to existing clients and to prospects generated from magazine advertising, trade shows, direct mailings and direct sales efforts.

Significant Clients

During the year ended February 28, 1998, no one client accounted for a significant portion of the Company's revenues. During the year ended February 28, 1997, one client accounted for approximately 27% of total revenue. In January 1997, the Company's relationship with this client terminated at the end of the three year agreement.


Research and Development

The Company spent approximately $129,000, $223,000 and $503,000 for research and development efforts in the years ended February 28, 1998, 1997 and 1996, respectively. For fiscal year 1999 the Company intends to fund software development at approximately the same levels as fiscal year 1998.


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


Employees

On May 1, 1998, the Company employed 14 staff members and 2 contract employees. In addition, the Company was utilizing the services of 2 independent marketing representatives. The Company is not subject to any collective bargaining agreements and considers its relationships with employees to be good.


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

Item 2. Properties

The Company leases its corporate office and training facilities which are located at 233l University Avenue Southeast in Minneapolis, Minnesota. The facilities are covered by an operating lease with an original term of three (3) years commencing January 1, 1992. Under an amendment signed December 23, 1996, and effective February 28, 1997, the Company terminated a portion of this lease. The lease term for the remaining office space has been extended to December 31, 1998, with two additional one year options. Rent is payable monthly in the amount of $9,507. In addition to such rent, the Company is obligated to pay certain operating costs and increases in real property taxes. Such facility consists of approximately 7,477 square feet.

The Company leases a community pharmacy site located at 9611 Anderson Lake Parkway, Eden Prairie, Minnesota. The site is covered by an operating lease with a term of five (5) years commencing on April 3, 1997. For lease years one through three the rent is payable monthly in the amount of $2,405. For the lease years four and five the rent is payable monthly in the amount of $2,672. In addition to such rent, the Company is obligated to pay certain operating costs and increases in real property taxes. Such facility consists of approximately 604 square feet. While the Company is currently attempting to sublease this property, there can be no assurance that this will be accomplished prior to the completion of the lease. As part of the discontinuation of its retail Pharmacy business, the Company expensed the entire cost of this lease in its 1997 fiscal year.


Item 3. Legal Proceedings

As of May 1, 1998, the Company was not involved in any legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders during the Company's fourth quarter.

Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded in the over-the-counter market and is quoted by the National Quotation Bureau. The following tables reflect the quarterly high and low bid quotations for the Company's stock. These quotations represent inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                   STOCK PRICE

                    FISCAL 1998                                   FISCAL 1997
--------------------------------------------------------------------------------
QUARTER          HIGH        LOW               QUARTER          HIGH       LOW
                 ----        ---                                ----       ---
First           $  .13      $  .13             First           $  .44     $  .31
Second          $  .13      $  .08             Second          $  .38     $  .19
Third           $  .21      $  .08             Third           $  .19     $  .08
Fourth          $  .18      $  .10             Fourth          $  .16     $  .13

As of May 31, 1998, there were approximately 330 shareholders "of record" (as defined in Rule 12g5-1 of the Securities Exchange Act of 1934) of the Company's common stock.

To date, the Company has paid no dividends, and it does not intend to pay dividends in the foreseeable future. Future dividend policy with respect to the common stock will depend on conditions existing at the time, including the Company's earnings, (if any), capital needs, financial condition, general business conditions and other factors considered by the Board of Directors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL. Health Outcomes Management, Inc., is a developer and supplier of proprietary computer software and services to the healthcare industry. In addition, during fiscal 1998, the Company operated two community pharmacies. Revenues are derived primarily from five sources: (1) licensing computerized clinical and financial information management software systems; (2) providing on-going software support services; (3) software training services; (4) consulting services and (5) prescription and over-the-counter drug sales. License and training fees are usually received at the beginning of the license term, which is generally from one to three years in duration. Annual and monthly support fees pay for periodic software updates, telephone helpline support and software usage.

FISCAL 1998 v. FISCAL 1997

REVENUE. For fiscal 1998, revenue from continuing operations was $1,160,675. Total revenue from continuing operations decreased by $1,140,951, or 49.6%, from $2,301,626 in fiscal 1997. The Company recorded a net loss from continuing operations in fiscal 1998 of $372,708 compared to net income of $19,921 from continuing operations in fiscal 1997. The Company recorded a net loss, including discontinued operations, in fiscal 1998 of $702,435, compared to net loss of $113,244, including discontinued operations in fiscal 1997, an increase in loss from continuing and discontinued operations combined of $589,191 or 520%.

The fiscal 1998 decrease in revenue was substantially impacted by the sale of the Company's two pharmacy locations. The sales were treated as a discontinuation of a division of the Company. While the revenues from prescription and over-the-counter drug sales at the pharmacies operated in fiscal 1998 increased by 300%, these revenues were of low margin and contributed little to the Company's income. The revenue received from client support fees decreased by 25%, license fees decreased by 81%, software training fees decreased by 85%, and consulting revenue decreased by 42%.

Revenue from license fees, support, and training of the Company's Long-Term Care products decreased by $164,000 or 15%. Revenue from license fees, support, and training of the Company's pharmacokinetics and nutrition products decreased by $50,000 or 34%. Revenue from license fees, support, and training of the Company's Assurance Community Pharmaceutical Care System(TM) decreased by $123,000 or 49.7%.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total expenses in fiscal 1998, including cost of sales, interest, depreciation and amortization, decreased 33% to $1,533,000 from $2,282,000 in fiscal 1997. Total operating expenses decreased 17% to $718,000 from $870,000 in fiscal 1997. General and administrative expenses decreased 8% in fiscal 1998. Administrative expenses have declined significantly as the Company has implemented expense reductions in an attempt to offset reductions in revenue.

Net interest expense decreased 24% in fiscal 1998 to $8,939 from $11,777 in fiscal 1997. During fiscal 1998 and fiscal 1997, the Company's interest costs related primarily to leased computer and office equipment.


FISCAL 1997 v. FISCAL 1996

REVENUE. For fiscal 1997, revenue as adjusted for discontinued operations was $2,301,626. Total revenue decreased by $881,092, or 28%, from $3,182,718 in fiscal 1996. The Company recorded a net loss as adjusted for discontinued operations in fiscal 1997 of $113,244, compared to net income of $95,615 in fiscal 1996, a decrease of $208,859 or 218.4%. The fiscal 1997 decrease was primarily the result of the termination of a one year marketing relationship with one of the Company's major clients in April 1996 and the expenses associated with the startup and operation of the pharmacy acquired in July 1996. Revenue received from client support fees decreased by 8.6%, license fees decreased by 33.7%, software training fees decreased by 73.6%, consulting revenue decreased by 69.9% and other revenue decreased by 37.5%.

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

Consulting fee revenue decreased 69.9%, primarily reflecting changes in the method of reimbursement by the Company's largest client. During part of fiscal 1996, the Company received monthly retainer fees; for the remainder of fiscal 1996 and all of fiscal 1997 the Company received reimbursement based on the number of Homecare systems licensed and trained. See Note 11 to the 1997 Consolidated Financial Statements for discussion of this arrangement.

During fiscal 1997, the Company received a one-time payment of $159,000 pursuant to the terms of a "transition agreement" between the Company and its largest client. See Note 11 to the Consolidated Financial Statements for discussion of this "transition agreement".

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total expenses in fiscal 1997, including discontinued operations, interest, depreciation and amortization, decreased 15.1% to $2,622,266 from $3,087,103 in fiscal 1996. Total operating expenses, including the expenses of the pharmacy acquired in fiscal 1997, decreased 13.6% to $1,032,390 from $1,194,859 in fiscal 1996. Compensation, benefits and payroll taxes decreased 22.8% in fiscal 1997. The decrease in payroll expenses is primarily due to the approximate 35% staff reduction from the prior fiscal period, reductions in health insurance benefit costs and a 10% voluntary salary reduction by the President and Vice President. Staff reductions are the result of staff attrition and the involuntary termination of seven (7) employees. Administrative expenses such as telephone, accounting, legal, postage, supplies, education and equipment maintenance decreased 17.3% in fiscal 1997. Administrative expenses have declined significantly as the Company has implemented expense reductions in an attempt to offset reductions in revenue. Commissions paid to sales representatives in fiscal 1997 decreased 17.3% due to decreases in commissionable license fees. Travel expenses and fees paid to outside consultants also decreased in fiscal 1997 when compared to fiscal 1996. Depreciation and amortization expenses decreased 27.3% in fiscal 1997 to $124,678 from $171,531 in fiscal 1996. Amortization of various capitalized software costs was completed in fiscal 1995.

Net interest expense decreased 40.6% in fiscal 1997 to $15,395 from $25,927 in fiscal 1996, primarily due to interest income earned on the note receivable from an officer of the Company. During fiscal 1997 and fiscal 1996, the Company's interest costs related primarily to leased computer and office equipment.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 1998, the Company had a working capital deficit of $(718,000) compared to a deficit of $(211,000) at February 29, 1997, an increase in deficit of $507,000. The decline in working capital was substantially due to write off of leases in connection to the discontinuation to the Company's pharmacy business and the willingness of certain vendors of the pharmacy locations to accept extended payment plans for inventory that was purchased prior to divestiture.

The Company has identified an exposure to the "Year 2000 Problem". Management currently estimates the total cost of internal reprogramming of its software products and the upgrading of purchased hardware and software to be approximately $20,000. While this is management's best current estimate, items outside management's control relating to the "Year 2000 Problem" may impact the Company.

The Company does not have commitments to purchase additional equipment, but does plan to continue to fund software development efforts at approximately the same levels as the past year.

The Company believes that it will continue to have short-term cash needs. The Company's cash flow position has not shown improvement since the previous fiscal year and has been negatively impacted by the cash requirements of the retail pharmacy operations. The closing of both retail pharmacies in late fiscal 1998 has eliminated the cash needs related to these operations (except for continuing lease obligations, certain accounts payable, and promissory notes issued as part of the discontinuation of operations).

Improved capital availability will ultimately depend on improved sales performance and continued cost containment of all operational costs. There can be no assurance that sales results will improve or that the Company will experience profitable operations. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management intends to continue to implement the following initiatives during the coming year:

* Continue to market the Company's Assurance Coordinated Pharmaceutical Care System(TM) to community pharmacies, pharmacy benefit managers, and third party payers.

* Expand its current strategy of locating a strategic partner in the pharmaceutical care marketplace that has the financial strength to bring the company's product to market a substantially increased pace, thus adding stability to the Company's balance sheet.

* Continue to strengthen its relationship with Advanced Information Management (AIM) through additional sales of AIM's software to its clients and to new prospects.

* Reduce operating costs and ensure that the effectiveness of remaining expenditures is consistent with support of the Company's client base.

If operations and cash flow can be improved through these efforts, management believes that the Company's liquidity problems will be resolved and that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of liquidity problems.

The independent auditors report included in this report on Form 10-KSB states that the Company's working capital deficiency and stockholder's deficit raise substantial doubts about the Company's ability to continue as a going concern.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties. These include but are not limited to: the availability of sufficient working capital should the Company experience continuing operating losses; increased market acceptance and market penetration of the Company's Assurance Coordinated Pharmaceutical Care System(TM); improved sales performance of all of the Company products; changes in government regulations; and continued containment of operational costs. In addition, the market for clinical information and financial software systems and services is highly competitive and the Company may be adversely affected by the actions of existing or future competitors, who may introduce new products or technologies in competition with the Company.


RECENT ACCOUNTING PRONOUNCEMENTS

During fiscal 1997, the Company adopted the disclosure requirements under Statement of Financial Accounting Standards No. 123 (SFAS No. 123). ACCOUNTING FOR STOCK-BASED COMPENSATION. See Note 1 in the Consolidated Financial Statements of the Company, included in this Report on Form 10KSB, for the full disclosure.

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

Item 7. Financial Statements and Supplementary Data.

The following Consolidated Financial Statements of the Company and the Independent Auditors' Report thereon are included on pages 14 through 29 of this Form 10-KSB



                        HEALTH OUTCOMES MANAGEMENT, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED FINANCIAL REPORT
                                FEBRUARY 28, 1998


                                    CONTENTS


                                                                            PAGE

     INDEPENDENT ACCOUNTANT'S REPORT ON THE FINANCIAL STATEMENTS..............14

     FINANCIAL STATEMENTS
        Consolidated balance sheets...........................................15
        Consolidated statements of operations.................................16
        Consolidated statements of changes in stockholder's deficit...........17
        Consolidated statements of cash flows.................................18
        Notes to consolidated financial statements.......................19 - 31

                         INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders
Health Outcomes Management, Inc.
Minneapolis, MN


We have audited the accompanying consolidated balance sheet of Health Outcomes Management, Inc. and Subsidiaries as of February 28, 1998, and the related consolidated statements of income, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for Health Outcomes Management, Inc. and Subsidiaries for the two years in the period ended February 28, 1997 were audited by other auditors whose report, dated April 18, 1997, on those financial statements included an explanatory paragraph that described factors which raise substantial doubt about the entity's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Outcomes Management, Inc. and Subsidiaries as of February 28, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Health Outcomes Management, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity's operating loss, net working capital deficiency and stockholders' deficit raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SCHWEITZER RUBIN KARON & BREMER
Certified Public accountants
Minneapolis, Minnesota
May 21, 1998

            Health Outcomes Management, Inc. and Subsidiaries
            CONSOLIDATED BALANCE SHEETS
            February 28, 1998 and February 28, 1997


----------------------------------------------------------------------------------       -----------
FEBRUARY 28,                                                                1998             1997
----------------------------------------------------------------------------------       -----------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                        $   119,716       $   209,024
      Trade receivables, less allowance for doubtful
          accounts of $13,400 in 1998; $35,000 in 1997                      43,902            92,402
      Inventory                                                                  0            52,436
      Prepaid expenses                                                      15,383            17,366
----------------------------------------------------------------------------------       -----------
TOTAL CURRENT ASSETS                                                       179,001           371,228

PROPERTY AND EQUIPMENT, net of accumulated depreciation                     55,384           104,009
      of $606,501 in 1998; $579,928 in 1997
OTHER ASSETS, net of accumulated amortization
      of $6,219 in 1998; $3,455 in 1997                                     17,073            49,837
----------------------------------------------------------------------------------       -----------
TOTAL ASSETS                                                           $   251,458       $   525,074
====================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Notes payable, current portion                                   $     7,500       $     6,904
      Current installments of obligations under capital leases              34,451            60,974
      Accounts payable                                                     470,385           102,827
      Deferred revenue                                                     326,075           313,926
      Accrued compensation                                                  35,478            56,547
      Accrued payroll taxes                                                 10,671            14,979
      Other current liabilities                                             12,814            25,608
----------------------------------------------------------------------------------       -----------
TOTAL CURRENT LIABILITIES                                                  897,374           581,765

NOTES PAYABLE, less current portion                                         10,000             4,289
OBLIGATIONS UNDER CAPITAL LEASES, less current installments                 14,011            25,377
----------------------------------------------------------------------------------       -----------
TOTAL LIABILITIES                                                          921,385           611,431
----------------------------------------------------------------------------------       -----------

COMMITMENTS AND CONTINGENCIES (Note 6, 13, & 15)

STOCKHOLDERS' DEFICIT:
      Common stock, $.01 par value; authorized 15,000,000 shares;
          issued 8,872,853 in 1998; 8,499,029 in 1997                       88,729            84,990
      Additional paid-in capital                                         4,770,194         4,724,568
      Accumulated deficit                                               (5,528,850)       (4,826,415)
      Note receivable from officer                                               0           (69,500)
----------------------------------------------------------------------------------       -----------
TOTAL STOCKHOLDERS' DEFICIT                                               (669,927)          (86,357)
----------------------------------------------------------------------------------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $   251,458       $   525,074
====================================================================================================


Health Outcomes Management, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended February 28, 1998, February 28, 1997 and February 29, 1996


-----------------------------------------------------------------------------------------------------------
                                                               1998              1997              1996
-----------------------------------------------------------------------      ------------      ------------
REVENUES                                                   $ 1,160,675       $ 2,301,626       $ 3,182,718
COST OF REVENUES                                               806,928         1,399,522         1,866,317
-----------------------------------------------------------------------      ------------      ------------
GROSS PROFIT                                                   353,747           902,104         1,316,401
-----------------------------------------------------------------------      ------------      ------------

OPERATING EXPENSES:
      Research and development                                 128,740           223,437           502,627
      Selling and marketing                                    115,962           135,713           195,668
      General and administrative                               472,814           511,256           496,564
-----------------------------------------------------------------------      ------------      ------------
TOTAL OPERATING EXPENSES                                       717,516           870,406         1,194,859
-----------------------------------------------------------------------      ------------      ------------

OPERATING INCOME (LOSS)                                       (363,769)           31,698           121,542

OTHER INCOME (EXPENSE):
      Interest income                                            3,801             7,714               641
      Interest expense                                         (12,740)          (19,491)          (26,568)
-----------------------------------------------------------------------      ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS DISCONTINUED         (372,708)           19,921            95,615

OPERATING INCOME (LOSS) FROM
      DISCONTINUED OPERATIONS                                 (329,727)         (133,165)                0
-----------------------------------------------------------------------      ------------      ------------

NET INCOME (LOSS)                                          $  (702,435)      $  (113,244)      $    95,615
==========================================================================================================


NET INCOME (LOSS) PER SHARE DATA:
BASIC
Income (loss) from continuing operations                   $     (0.04)      $      0.00       $      0.01
Net Income (loss) per share                                $     (0.08)      $     (0.01)      $      0.01
Shares used in per share calculations                        8,574,910         8,434,058         8,080,577

DILUTED
Income (loss) from continuing operations                   $     (0.04)      $      0.00       $      0.01
Net Income (loss) per share                                $     (0.08)      $     (0.01)      $      0.01
Shares used in per share calculations                        8,574,910         8,434,058         8,720,983


Health Outcomes Management, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Years ended February 28, 1998, February 28, 1997 and February 29, 1996

                               Preferred Stock           Common Stock        Additional                  Note
                             -------------------    ----------------------    Paid In   Accumulated    Receivable       TOTAL
                             Shares       Amount     Shares        Amount     Capital      Deficit    From Officer     DEFICIT
---------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 1996        0  $         0    7,949,385  $    79,494  $ 4,532,309  $(4,808,786)  $         0   $  (196,983)

     Proceeds from stock          0            0      265,500        2,655      110,410            0             0       113,065
     options exercised

     Issuance of                  0            0      113,000        1,130       23,005            0             0        24,135
     common stock


     Net income                   0            0            0            0            0       95,615             0        95,615

     Note receivable              0            0            0            0            0            0       (92,400)      (92,400)
     from officer
---------------------------------------------------------------------------------------------------------------------------------

Balance, February 29, 1997        0            0    8,327,885       83,279    4,665,724   (4,713,171)      (92,400)      (56,568)

     Proceeds from stock          0            0      123,000        1,230       44,280            0             0        45,510
     options exercised

     Issuance of                  0            0       48,144          481       14,564            0             0        15,045
     common stock


     Net loss                     0            0            0            0            0     (113,244)            0      (113,244)

     Payments received            0            0            0            0            0            0        22,900        22,900
     on note receivable
         from officer
---------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 1998        0            0    8,499,029       84,990    4,724,568   (4,826,415)      (69,500)      (86,357)

     Issuance of                  0            0      373,824        3,739       45,626            0             0        49,365
     common stock

     Net loss                     0            0            0            0            0     (702,435)            0      (702,435)

     Payments received            0            0            0            0            0            0        69,500        69,500
     on note receivable
         from officer
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 28, 1998        0  $         0    8,872,853  $    88,729  $ 4,770,194  $(5,528,850)  $         0   $  (669,927)
=================================================================================================================================


Health Outcomes Management, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended February 28, 1998, February 28, 1997 and February 29, 1996

----------------------------------------------------------------------------------------------------------------------
                                                                                  1998           1997          1996
------------------------------------------------------------------------------------------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $(702,435)    $(113,244)    $  95,615
------------------------------------------------------------------------------------------    ----------    ----------

    Adjustments to reconcile net income (loss) to cash provided by operating activities:
        Depreciation                                                               57,002        91,913       110,893
        Amortization                                                               40,264        32,764        60,638
        Provision for losses on trade receivables                                  13,613        31,234        36,160
        Recoveries of bad debts                                                     2,267         5,114             0
        Loss on disposal of inventory and equipment                                49,048             0             0
        Loss on disposal of segment                                               208,550             0             0
        Stock issued as payment for services performed                             49,365        15,045         9,135
    Changes in operating assets and liabilities, net of acquisitions:
        Decrease (increase) in trade receivables                                   32,620        11,469        86,363
        Decrease (increase) in inventory                                           16,498       (18,405)            0
        Decrease (increase) in prepaid expenses                                     1,983        26,439       (30,576)
        Decrease (increase) in other current assets                                     0           679         4,818
        Increase (decrease) in accounts payable                                   161,634       (32,624)     (100,998)
        Increase (decrease) in deferred revenue                                    12,149       120,266        77,984
        Increase (decrease) in accrued compensation                               (21,069)      (18,408)      (54,096)
        Increase (decrease) in payroll taxes                                       (4,308)       (5,243)      (87,440)
        Increase (decrease) in other current liabilities                          (12,794)        9,389       (20,541)
------------------------------------------------------------------------------------------    ----------    ----------
Total adjustments                                                                 606,822       269,632        92,340
------------------------------------------------------------------------------------------    ----------    ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (95,613)      156,388       187,955
------------------------------------------------------------------------------------------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                          (21,698)       (2,569)      (63,697)
    Proceeds from the sale of equipment                                             2,310             0             0
    Proceeds from the sale of intangibles                                          14,091             0             0
    Purchase of pharmacy assets                                                   (10,000)      (23,544)            0
------------------------------------------------------------------------------------------    ----------    ----------
CASH FLOWS USED IN INVESTING ACTIVITIES                                           (15,297)      (26,113)      (63,697)
------------------------------------------------------------------------------------------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments received on note receivable                                 69,500        22,900             0
    Principal payments under capital lease obligations                            (43,214)      (54,538)      (47,938)
    Repayments of note payable assumed in the
        Edina Pharmacy acquisition                                                 (4,684)       (3,780)            0
    Repayments of bank loans assumed in the
        Applied Micro Management, Inc. acquisition                                      0             0        (6,123)
    Net repayment of loans to officer                                                   0             0       (60,000)
    Proceeds from issuance of common stock                                              0        45,510        35,665
------------------------------------------------------------------------------------------    ----------    ----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                              21,602        10,092       (78,396)
------------------------------------------------------------------------------------------    ----------    ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                             (89,308)      140,367        45,862

CASH AND CASH EQUIVALENTS:
    Beginning                                                                     209,024        68,657        22,795
------------------------------------------------------------------------------------------    ----------    ----------

    Ending                                                                      $ 119,716     $ 209,024     $  68,657
======================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION:
    Cash paid during the year for interest                                      $  19,415     $  23,027     $  27,661
======================================================================================================================


NOTE 1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            NATURE OF BUSINESS:

            Health Outcomes Management, Inc., (the Company) formerly known as Data Med Clinical Support Services, Inc., and its wholly owned subsidiaries, develop and supply computer software systems and services to the healthcare industry and sell prescription and over-the-counter drugs at the retail level. During 1998 the Company disposed of its retail prescription and over-the-counter drug operations.

            The Company markets clinical and financial software systems and related services used for the management of Community Pharmacies, Long-Term Care Nursing Facilities, Homecare Facilities and Hospital Departments.

            SIGNIFICANT ACCOUNTING POLICIES OF THE COMPANY ARE SUMMARIZED BELOW:

            PRINCIPLES OF CONSOLIDATION:

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

            USE OF ESTIMATES:

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

            INCOME TAXES:

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

            INVENTORIES:

            Inventories are valued at the lower of cost or market.

            PROPERTY AND EQUIPMENT:

            Property and equipment are stated at cost. Depreciation of property and equipment is provided over the useful lives of the respective assets on a straight-line basis. The useful lives for financial reporting purposes range from three to five years.

NOTE 1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            SIGNIFICANT ACCOUNTING POLICIES OF THE COMPANY ARE SUMMARIZED BELOW:
            (CONTINUED)

            RESEARCH AND DEVELOPMENT:

            Research and development costs are charged to expense as incurred.

            REVENUE RECOGNITION:

            Revenue from software systems and services is recognized upon delivery of software and clients' completion of required training programs. Revenue from prescription and over-the-counter drug sales is recognized at the point of sale.

            DEFERRED REVENUE:

            Deferred revenue is recorded when payments are received from clients in advance of software services being provided, usually pursuant to long-term software systems contracts or annual support service agreements. Deferred revenue is amortized monthly over the life of the agreements, usually from one to three years.

            NET INCOME (LOSS) PER COMMON SHARE:

            The Company has adopted the provisions of statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective February 28, 1998. SFAS 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income
            (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during that period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options and warrants and conversion of preferred stock for all periods. All prior period net income (loss) per share amounts have been restated to comply with SFAS No. 128.

            CAPITALIZED SOFTWARE:

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

            NON-COMPETE AGREEMENTS:

            As a part of a purchase of certain assets of a business the Company acquired non-compete agreements. These agreements are being amortized over five years. The related amortization expense was $30,000 in 1998, 1997, and 1996, respectively.

            STATEMENTS OF CASH FLOWS:

            For purposes of reporting cash flows, the Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            SIGNIFICANT ACCOUNTING POLICIES OF THE COMPANY ARE SUMMARIZED BELOW:
            (CONTINUED)

            STOCK BASED COMPENSATION:

            The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. The Company has adopted the disclosure requirements of Statements of Financial Accounting Standards No.123 (SFAS No. 123), Accounting for Stock-Based Compensation.

            NEW ACCOUNTING PRONOUNCEMENTS

            In March 1997, the Financial Accounting Standards Board (FSBA) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which changed the way companies calculated their earnings per share (EPS). SFAS No. 128 replaced primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS No. 128, is also to be disclosed. The Company adopted SFAS No. 128 in fiscal 1998, at which time all prior year EPS was restated in accordance with SFAS No. 128.

            In June 1997, the FASB issued SFAS No.130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company will adopt the provisions of SFAS No. 130 in fiscal 1999.

            In October 1997, the AICPA issued Statement of Position (SOP) 97-2 on Software Revenue Recognition which supersedes SOP 91-1. The SOP is effective for all fiscal years beginning after December 15, 1997 and will be effective for the Company's fiscal year 1999.

NOTE 2.     CONTINUATION AS A GOING CONCERN

            The accompanying consolidated financial statements are prepared assuming the Company will continue as a going-concern. The Company incurred an operating loss of $702,435 during the year ended February 28, 1998. As of February 28, 1998, the Company had an accumulated deficit of $5,528,850, a stockholders' deficit of $669,927, and a working capital deficit of $718,373. Accordingly, there is substantial doubt about the Company's ability to continue in existence. The Company's continued existence is dependent upon management's ability to return to profitable operations and resolve its liquidity problems. Management anticipates profitability will return and that liquidity problems will be resolved as a result of the actions described below. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

            Management has adopted the following plans for the coming year:

            * Continue to market the Company's Assurance Coordinated Pharmaceutical Care System to community pharmacies, pharmacy benefit managers, and third party payers.

            * Expand its current strategy of locating a strategic partner in the pharmaceutical care marketplace that has the financial strength to bring the Company's product to market at a substantially increased pace.

            * Continue to strengthen its relationship with Advanced Information Management (AIM) through additional sales of AIM's software to its clients and to new prospects.

            * Reduce operating costs and ensure that the effectiveness of remaining expenditures is consistent with support of the Company's client base.

            If operations and cash flows can be improved through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations and the resolution of its liquidity problems.

NOTE 3.     BUSINESS ACQUISITIONS

            On July 19, 1996, the Company acquired certain assets of Edina Pharmacy, a community pharmacy located in Minneapolis, Minnesota. Assets acquired include inventory, fixtures and equipment, and the patient list. The purchase price was $47,408 of which $12,000 was paid in cash. A note payable of $14,973 was assumed. The remaining balance of $20,435 will be paid by the Company in twelve equal monthly installments.

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

            On April 1, 1997, the Company acquired certain assets of Preserve Rexall Drug, a community pharmacy located in Eden Prairie, Minnesota from Supplee Enterprises, Inc. The Company acquired some fixtures and the patient list. The purchase price was $40,000 of which $10,000 was paid in cash. The unpaid balance of $17,500 is payable at $500 per month and matures in October 2000. The remaining balance of $30,000 will be paid by the Company in eleven equal monthly installments. Similar to Edina Pharmacy which was acquired in July 1996, the Company planned to develop this pharmacy into a prototype store applying patient care concepts utilizing the Company's Assurance Coordinated Pharmaceutical Care System software. During 1998 the Company discontinued the operations of both the Edina and Eden Prairie facilities (see Note 17).

NOTE 4.     PROPERTY AND EQUIPMENT

            Property and equipment, at cost, consists of the following:

            --------------------------------------------------------------------
                                                                1998        1997
            --------------------------------------------------------------------
            Property under capitalized leases              $ 181,547   $ 310,005
            Furniture and equipment                          480,338     373,932
            --------------------------------------------------------------------
                                                             661,885     683,937
            Less accumulated amortization and depreciation   606,501     579,928
            --------------------------------------------------------------------
            NET PROPERTY AND EQUIPMENT                     $  55,384   $ 104,009
            ====================================================================

NOTE 5.     CAPITALIZED SOFTWARE

            During 1996, the Company became licensed as an authorized reseller of financial software from Solomon Software. The software is for corporate use and inclusion into the Company's Windows based software products presently under development. The Company is amortizing the $8,292 of software costs over three years.

            New software products, developed in 1998, 1997 and 1996, were expensed as incurred due to the lack of significant revenues generated from such products.

            Amortization of capitalized computer software costs was $2,764, $2,764 and $30,638 in 1998, 1997 and 1996, respectively.

NOTE 6.     LEASES

            The Company leases its corporate office facility under an operating lease with an original term of three years commencing January 1, 1992. The Company exercised a one-year option to extend the lease through December 31, 1995. Under an amendment signed December 23, 1996, and effective February 28, 1997, the Company terminated a portion of this lease. The lease term for the remaining office space has been extended to December 31, 1998, with an option for an additional two years.

            The Company leases its community pharmacy site under an operating lease which will terminate on December 31, 2002.

            Rental expense in 1998, 1997 and 1996 was $150,069, $144,753 and
            $127,413, respectively.

            Future minimum rental payments due under non-cancelable operating leases are as follows:

            -------------------------------------------------------------------
                                                                        AMOUNTS
            -------------------------------------------------------------------
            1999                                                      $ 121,554
            2000                                                         28,854
            2001                                                         29,388
            2002                                                         32,060
            2003                                                         26,717
            -------------------------------------------------------------------
            TOTAL                                                     $ 238,573
            ===================================================================

            The following summarizes assets under lease that have been capitalized and included in property and equipment in the accompanying consolidated balance sheets:

            -------------------------------------------------------------------
                                                             1998          1997
            -------------------------------------------------------------------
            Office and computer equipment              $  181,547    $  310,005
            Less accumulated amortization                (160,747)     (275,692)
            -------------------------------------------------------------------
                                                       $   20,800    $   34,313
            ===================================================================

            Future minimum lease payments under capital lease obligations are as follows:

            -------------------------------------------------------------------
                                                                        AMOUNTS
            -------------------------------------------------------------------
            1999                                                      $  39,248
            2000                                                         10,578
            2001                                                          4,973
            -------------------------------------------------------------------
            Total                                                        54,799
            Less amounts representing interest                           (6,337)
            -------------------------------------------------------------------
            Present value of net minimum lease payments                  48,462
            Less current installments                                   (34,451)
            -------------------------------------------------------------------
            OBLIGATIONS UNDER CAPITAL LEASES, EXCLUDING CURRENT
              INSTALLMENTS                                            $  14,011
            ===================================================================

            All equipment purchased under capital leases is pledged as collateral.

NOTE 7.     INCOME TAXES

            There was no income tax expense or benefit amounts recorded for 1998, 1997 or 1996.

            The provision for income taxes from continuing operations for the years ended February 28, 1998, February 28, 1997, and February 29, 1996, differs from the statutory federal tax rate applied as follows:

            -------------------------------------------------------------------
                                                          1998     1997    1996
            -------------------------------------------------------------------

            Federal tax calculated at the statutory rate  (34%)    (34%)    34%
            State taxes, net                               (2%)     (2%)     2%
            Change in valuation allowance                  36%      36%    (36%)
            -------------------------------------------------------------------
                                                            0%       0%      0%
            ===================================================================

            Deferred taxes, calculated using an effective tax rate of 36% in 1997, 1996 and 1995 consist of the following:

            -------------------------------------------------------------------------------
                                                            1998         1997          1996
            -------------------------------------------------------------------------------
            Deferred tax assets:
                 Capital leases                      $    11,000  $    10,000   $    23,500
                 Book depreciation greater than tax       18,000       30,000        42,500
                 Trade receivables                         4,800       12,600         5,400
                 Net operating loss carryforwards      1,983,600    1,512,000     1,709,000
                 Deferred revenue                        117,400      113,000        69,700
            -------------------------------------------------------------------------------
                 Gross deferred tax assets             2,134,800    1,677,600     1,850,100
                 Less valuation allowance             (2,134,800)  (1,677,600)   (1,850,100)
            -------------------------------------------------------------------------------
            NET DEFERRED TAX ASSETS                  $         0  $         0   $         0
            ===============================================================================

            As of February 28, 1998, the Company had net operating loss carryforwards for tax reporting purposes of approximately $5,510,000 which expire beginning in 2002. Included in the above carryforward amounts are approximately $670,000 of net operating losses attributable to the former separate operations of STAT Systems, Inc., utilization of which is restricted subject to the annual limitations specified by the Internal Revenue Code of 1986 as amended.

NOTE 8.     NET INCOME (LOSS) PER SHARE

            The following table presents the computation of basic and diluted net income (loss) per share:

            ------------------------------------------------------------------------------------------------------------
            DECEMBER 31,                                                       1998            1997             1996
            ------------------------------------------------------------------------------------------------------------
            Income (loss) from continuing operations                      $   (372,708)    $      19,921     $    95,615
            Discontinued operations                                           (329,727)         (133,165)              -
            ------------------------------------------------------------------------------------------------------------
            NET INCOME (LOSS)                                             $   (702,435)    $    (113,244)    $    95,615
            ============================================================================================================

            RECONCILIATION OF SHARES USED IN BASIC AND DILUTED PER SHARE CALCULATIONS:


            Weighted average common shares outstanding                       8,574,910         8,434,058       8,080,577

            Dilutive effect of stock options and warrants                            0                 0         640,406
            ------------------------------------------------------------------------------------------------------------

            SHARES USED IN DILUTED NET INCOME
                 (LOSS) PER SHARE CALCULATION                                8,574,910         8,434,058       8,720,983
            ============================================================================================================

            BASIC PER SHARE DATA:
                 Income (loss) from continuing operations                 $      (0.04)    $        0.00     $      0.01
                 Discontinued operations                                  $      (0.04)    $       (0.01)    $      0.00
            ------------------------------------------------------------------------------------------------------------
                 NET INCOME (LOSS)                                        $      (0.08)    $       (0.01)    $      0.01
            ============================================================================================================

            DILUTED PER SHARE DATA:
                 Income (loss) from continuing operations                 $      (0.04)    $        0.00     $      0.01
                 Discontinued operation                                   $      (0.04)    $       (0.01)    $      0.00
            ------------------------------------------------------------------------------------------------------------
                 NET INCOME (LOSS)                                        $      (0.08)    $       (0.01)    $      0.01
            ============================================================================================================

NOTE 9.     STOCKHOLDERS' DEFICIT

            STOCK ISSUANCES:

            During 1998, 373,824 shares of common stock were awarded to related parties, directors, associates and consultants as payment for services performed.

            During 1997, 48,144 shares of common stock were issued as part of the Company match benefit for the 401(k) pension plan.

            During 1996, 13,000 shares of common stock were awarded to related parties, directors, associates and consultants as payment for services performed.

            PREFERRED STOCK:

            The Company has one series of preferred stock: Series A, convertible preferred. All preferred shares are non-voting, receive no dividends and have liquidation preference over the Company's common stock. All 1,000,000 preferred shares are unissued and are undesignated as of February 28, 1998.

            STOCK OPTION PLAN:

            In February 1986, the Company adopted a stock option plan providing for the issuance of up to 1,200,000 shares of common stock to associates, members of the board of directors and other nonemployee agents of the Company. The exercise price of the options must be at least 100% (110% for stockholders with 10% or more ownership) of the fair market value of the common stock as of the date of grant. Generally, options are exercisable for a period of ten years (five years for shareholders with 10% or more ownership) commencing on the date of grant.

            During February 1996, the Company's 1986 stock option plan expired. No additional stock options can be issued under this plan to associates, members of the board of directors or other nonemployee agents of the Company without shareholder approval of a new stock option plan.

            During 1998, the Company granted non-qualified options to various employees and non-employee agents.

            Information with respect to options for the Company's common shares is summarized as follows:

            -------------------------------------------------------------------------------------------
                                                                                        Non Qualified
                                                                Incentive Options          Options
                                                              -------------------   -------------------

                                                                         WEIGHTED              WEIGHTED
                                                                          AVERAGE               AVERAGE
                                              PRICE PER       STOCK      EXERCISE    STOCK     EXERCISE
                                               SHARE          OPTIONS       PRICE    OPTIONS      PRICE
            -------------------------------------------------------------------------------------------
            Balance February 28, 1995                         873,565      $0.36     134,000      $0.44

            Granted in 1996                $0.59    $0.97     267,500      $0.97      14,000      $0.59
            Exercised                      $0.37    $0.97    (250,500)     $0.43     (15,000)     $0.37
            Canceled                       $0.25    $0.97    (203,750)     $0.41           0
            -------------------------------------------------------------------------------------------
            Balance February 29, 1996                         686,815      $0.47     133,000      $0.46

            Exercised                      $0.37    $0.37    (123,000)     $0.37           0
            Canceled                       $0.25    $0.97    (151,000)     $0.54           0
            -------------------------------------------------------------------------------------------
            Balance February 28, 1997      $0.25    $0.97     412,815      $0.48     133,000      $0.46

            Granted                        $0.08    $0.23           0                202,000      $0.22
            Exercised                                               0                      0
            Canceled                       $0.25    $0.97    (130,500)     $0.51           0
            -------------------------------------------------------------------------------------------

            BALANCE FEBRUARY 28, 1998      $0.08    $0.97     282,315      $0.46     335,000      $0.29
            ===========================================================================================

            At February 28, 1998, February 28, 1997 and February 29, 1996, currently exercisable options aggregated 388,565, 445,565 and 611,940 shares of common stock, respectively, and the weighted-average exercise price of those options was $0.37, $0.41 and $0.38, respectively.

            The weighted average fair values of options granted were as follows:

            --------------------------------------------------------------------
                                                             Estimated Weighted
                                                             Average Fair Value
            --------------------------------------------------------------------
            1996 grants                                            $  .56
            1998 grants                                            $  .22
            ====================================================================

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997, and 1996:

            --------------------------------------------------------------------
                                                                1998       1996
            --------------------------------------------------------------------
            Risk-free interest rate                            6.18%       6.5%
            Expected life of options                         9 YEARS    9 years
            Expected volatility                                 .52%       6.3%
            Expected dividend yield                                0       3.0%
            ====================================================================

            The Company applies APB No.25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, Accounting for Stock-Based Compensation, the Company's fiscal 1998 and 1997 net loss and loss per share would have been increased by approximately $35,000 and $43,000, or $0.01 per share for each year. Fiscal 1996 net income and earnings per share would have been reduced by approximately $82,000, or $0.01 per share.

            Pro forma amounts reflect only options granted in 1996 and after. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to March 1, 1995 is not considered.

            WARRANTS:

            From time to time the Company grants warrants to officers, employees and nonemployees in consideration for loans extended to the Company and for recognition of services performed.

            Information with respect to warrants for the Company's common shares is summarized as follows:

            -------------------------------------------------------------------

                                                      Warrants outstanding
                                                            Weighted-average
                                                              exercise price
                                                    Shares         per share
            -------------------------------------------------------------------
            Balance February 28, 1995               345,000        $   0.25

            Granted                                  30,000            1.00
            Exercised                              (100,000)           0.15
            -------------------------------------------------------------------
            Balance February 29, 1996               275,000            0.37

            Canceled                                (60,000)           0.38
            -------------------------------------------------------------------
            Balance February 28, 1997               215,000            0.37

            Canceled                                 50,000            0.30
            -------------------------------------------------------------------
            BALANCE FEBRUARY 28, 1998               165,000        $   0.39
            ===================================================================

NOTE 10.    MAJOR CLIENTS

            During fiscal 1998, 1997, and 1996, one client accounted for approximately 0%, 27% and 23%, respectively, of total revenues. During January 1997, the Company's relationship with this client terminated at the end of the three-year agreement. The Company received a one-time payment of $159,000 in fiscal 1997 pursuant to a "transition agreement" between the Company and this client. See Note 12 to the consolidated financial statements for discussion of this "transition agreement". During April 1996, the Company terminated its one-year marketing agreement with another of its major clients in order to pursue other marketing arrangements. Revenues from this client constituted approximately 21% of the Company's total 1996 revenue. Revenue from the client was not material in 1998 or 1997.

NOTE 11.    NOTE RECEIVABLE FROM OFFICER

            At February 28, 1997 and February 29, 1996, the Company had a 9.25% secured note receivable from an executive officer, with interest payable quarterly on the unpaid balance. Collateral consisted of 210,000 shares of the Company's common stock. Additional provisions of the note require that the officer assign other personal assets as additional collateral should the value of the then existing collateral be insufficient to pay off the unpaid loan balance. The officer paid the remaining balance of note receivable in 1997. At February 28, 1997 and February 29, 1996, the balance due on the note receivable was $69,500 and $92,500, respectively.

NOTE 12.    MARKETING AGREEMENT

            On February 1, 1995, an amendment to the agreement dated February 1, 1994, was entered into with Option Care, Bannockburn, IL. The terms of the amendment appointed the Company as the exclusive marketing representative to market and promote the licensing of Option Care's private label clinical and financial software system, commonly known as FOCIS, to existing and future franchises of Option Care. Additional terms of the amendment provided that Health Outcomes Management received 80% of the license fee charges to each Option Care franchise rather than the monthly retainer payments provided for in the original agreement. In addition to providing the software, the Company performed all software training and client support. The term of the original agreement was for a period of three years. The amendment did not alter the termination date of the agreement. The amendment also provided for the cancellation of an unrelated marketing agreement effective June 15, 1994. The February 1, 1994, agreement canceled a software development and marketing agreement effective November 29, 1991.

            On January 31, 1997, the marketing agreement between the company and Option Care, Inc. terminated. On October 31, 1996, the Company and Option Care signed a "transition agreement" that, according to the terms of the agreement, required Option Care to pay the Company a one-time payment of $159,000 for consulting services and certain software tools owned by the Company which is included in revenue in the statement of operations. The Company also received an additional $15,000 for training services provided.

NOTE 13.    SUPPLEMENTAL CASH FLOW INFORMATION

            Supplemental schedule of noncash investing and financing activities:

            In 1998, the Company incurred a net installment contract obligation of $24,416 associated with the purchase of pharmacy assets and equipment.

            During 1998, the Company received credits totaling $15,500 from vendors for pharmacy inventory disposed of in connection with disposition of the operations.

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

NOTE 14.    EMPLOYMENT AGREEMENT

            On February 1, 1991, the Company entered into employment agreements with its president and vice president which provided for their employment for a term of three years with automatic renewal of the term for one-year periods thereafter, unless terminated by the Company within provisions of the agreement, or by the president or vice president for any reason upon twelve weeks advance notice. The Company may be required to purchase all of the employees' common shares including unregistered shares, unexercised stock options and warrants at the average fair market value price at the time of the termination. The agreements also contain certain restrictive covenants including a noncompete covenant. The employment agreements were being renewed for one-year periods pursuant to the automatic renewal provisions of the original agreements. In December 1997 the Company terminated the employment of its president. The Company's commitments to purchase stock, warrants and options discussed above lapsed subsequent to year end February 28, 1998.

NOTE 15.    RETIREMENT PLANS

            On March 1, 1995, the Company established a defined contribution, 401(k), pension plan for substantially all of its employees. The Company matches 25% of the employee's contribution up to 6% of compensation, as defined. The expense recognized in years ending 1998, 1997 and 1996 relating to the plan totaled $14,000, $14,000 and $15,000, respectively. The Company issued 48,144 shares of the Company's common stock in 1997 as payment for the Company's 1996 matching contribution.

NOTE 16.    LINE OF CREDIT AGREEMENT

            The Company has a $50,000 Line of Credit agreement with a bank for working capital purposes. The agreement is secured by all accounts receivable, equipment not covered under financing agreements, inventory, if any, and general intangibles. The agreement also requires the Company to maintain certain financial covenants, including but not limited to, maintaining positive net worth.

            On April 1, 1997, the Company renewed its line of credit agreement which expired April 1, 1997. All outstanding borrowings bear interest at the fixed rate of 6.5%. The agreement expires April 1, 1998. The agreement is secured by selected corporate assets including a $50,000 certificate of deposit which must remain on deposit at the bank for the entire loan term.

NOTE 17.    DISCONTINUED OPERATIONS

            In December 1997, the Company discontinued its operation of retail prescription and over the counter drug sales. Accordingly, the operating results of the drug sales operations including provision for estimated lease termination costs, employee benefits and any losses during the phase out period, of approximately $199,235, and a write off of leasehold improvements and equipment of approximately $9,300, are included with losses from discontinued operations on the statement of operations.

            The Company has restated its prior financial statements to present the operating results of the retail drug operations as discontinued. The Company has provided a valuation allowance for any tax benefits which may be realized in the future from the carryforward of the loss from discontinued operations. The current components of net assets from discontinued operations included in the Company's consolidated balance sheet at February 28, 1998 and 1997 are as follows:

            --------------------------------------------------------------------
                                                                 1998      1997
            --------------------------------------------------------------------
            Cash                                           $        0  $ 18,000
            Accounts receivable                                     0    11,000
            Inventories                                             0    52,000
            Property and equipment - net                            0    11,000
            Accounts payable and other current liabilities   (147,000)  (15,000)
            Provision for phase out costs                    (208,000)        0
            --------------------------------------------------------------------
                                                           $ (355,000) $ 77,000
            ====================================================================

Item 8.  Disagreements on Accounting and Financial Disclosure.

During the first quarter of fiscal 1999, the Company dismissed its principal independent accountant and retained a new independent accountant, as reported on Form 8-k. See Item 13 in this Report on Form 10-KSB. The dismissal was not based upon any disagreement concerning any matter of accounting practice or policy.

Part III

Item 9. Directors and Officers of the Registrant

The following table sets forth information regarding the Company's executive officers and directors as of May 1, 1998:

         Name                           Age          Position
         ----                           ---          --------

         Peter J. Zugschwert             32          President, Chief Executive
                                                     Officer and Director

         Stanford M. Baratz              42          Director

         Jonathan R. Gordon              46          Director

         Matthew E. Goldberg             31          Director

         Michael J. Frakes               46          Vice President

         Marie Cooper                    30          Controller and Principal
                                                     Accounting Officer

Peter J. Zugschwert, age 32, has served as President of the company since December 1997 and CEO of the Company since September 1997. Prior to joining the Company, he had been the Senior Vice President of Operations for Baratz Financial, Inc. since June 1995. Between 1993 and 1995, Mr. Zugschwert was a private business consultant in Chicago and Minneapolis.

Stanford M. Baratz, age 41, has been the President of Baratz Financial, Inc., a Minneapolis-based private investment firm, since founding the company in 1994. Between 1985 and 1994, Mr. Baratz served in various capacities with the Welsh Companies, a Minneapolis-based real estate firm, most recently as Executive Vice President.

Jonathan R. Gordon, age 47, has been President of The Vault, Inc., an Edina, Minnesota-based document storage company, since 1988. Mr. Gordon is a Certified Public Accountant.

Matthew E. Goldberg, age 30, has been President of In-Sight Optical, Inc. dba InVision, a retail optical store chain, since 1996. Between 1992 and 1996, Mr. Goldberg was an account manager with Campbell-Mithun Esty, a Minneapolis based advertising agency.

Michael J. Frakes, Pharm.D., has served as a Vice President of the Company since May, 1986. Mr. Frakes was a cofounder of Data Med, Inc., and served as the vice president of Data Med, Inc., from 1981 until joining the Company. Mr. Frakes has primary responsibility for ongoing development of the Company's products and services. Mr. Frakes holds a doctor of pharmacy degree from the University of Minnesota.

Marie Cooper joined the Company on April 1998 as its Controller and Principal Accounting Officer. From June 1995 to March 1998, Ms. Cooper was the accounting manager for a the Newcom Group, Inc., and its subsidiaries, as well as The Express Pages, LLC. Ms. Cooper holds a BS degree in Accounting from Augsburg College, in Minneapolis, Minnesota.

On December 9, 1997, William A. Peter was removed as president and chief executive officer. Mr. Peter had been with the Company since December 1985.

In April, 1998, Rosemary Salzwedel resigned her position as Controller. Ms. Salzwedel had been with the Company since June 1993.

Item 10. Executive Compensation.

Effective October 23, 1997, each member of the Board of Directors receives in lieu cash compensation, 800 shares of the Company's common stock per meeting. In addition, in consideration for their service, each of the new directors elected at the annual meeting of the shareholders on September 19,1997 were granted a 5 year option to purchase 10,000 shares of the Company's stock exercisable at a price of $.08 per share ($.08 was the price of the Company's stock on the day of their agreement to serve, if elected). During the fiscal year ended February 28, 1998, Board of Director compensation totaled 25,200 shares, $1,520.00, and options to purchase 40,000 shares.

The following table sets forth the compensation paid or to be paid by the Company with respect to the fiscal year ended February 28, 1998, to the Presidents and Chief Executive officers, neither of whose total cash compensation (including bonuses) exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                      Long Term Compensation
                                             -------------------                      ----------------------
                                                                                       Awards               Payouts
                                                                             Restricted      Securities       LTIP
                                                             Other Annual       Stock        Underlying      payouts     All other
             Name and                 Salary       Bonus     Compensation     Award(s)      Options/SARs                Compensation
             principal       Year       ($)         ($)          ($)             ($)            (#)            ($)           ($)
             position

                (a)           (b)       (c)         (d)          (e)             (f)            (g)            (h)           (i)
-------------------------    ----     ------       -----     ------------     --------      ------------    --------    ------------
Peter J. Zugschwert (1)      1998     27,050                 20,000 (5)
President & CEO

William A. Peter, Jr. (2)    1998     97,960                                    1,734 (3)                                 26,500 (6)
Ex-President & CEO           1997     97,723        925                         2,190 (3)
                             1996     10,388 (4)    104                         2,190 (3)


(1) Mr. Peter J Zugschwert was Chairman of the Board of Directors from September 19, 1997 through the end of the fiscal year and President & CEO from December 9, 1997 through the end of the fiscal year.
(2) Mr. William A. Peter was Chairman of the Board of Directors from March 1, 1997 through September 18, 1997 and President & CEO from March 1, 1997 through December 8, 1997.
(3) Amount shown represents a health insurance allowance paid to Mr. Peter.
(4) Amount shown does not include salary totaling $74,787 for prior years which was paid during the current year. This amount has been previously reported.
(5) During fiscal year Mr. Zugschwert accepted stock in lieu of cash compensation in the amount of $20,000.
(6) Subsequent to the end of the fiscal year ended February 28, 1998, the Company agreed to sign a note for $26,500 at an interest rate of 8% to settle litigation with Mr. Peter relating to his termination on December 9, 1997 and the resulting severance payment as per his employment agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning the value of Stock Options and Warrants granted to the Company's executive officers named in the compensation table during the fiscal year ended February 28, 1998.


                               (INDIVIDUAL GRANTS)

                               Number of           Percentage of total
                              Securities              Options /SARs
                              underlying               granted to             Exercise or
                             Options/SARs             employees in             base price       Expiration
         Name                 granted (#)              fiscal year               ($/Sh)            Date

          (a)                     (b)                      (C)                    (d)              (e)
------------------------  --------------------  ------------------------  ------------------  ---------------
  Peter J. Zugschwert           10,000                     5%                    $0.08           10/23/02
    President & CEO


There were no Long - Term Incentive Plans - Awards in Last Fiscal Year (Table Omitted)



STOCK OPTIONS AND WARRANTS HELD AND FISCAL YEAR END OPTION VALUES


The following table sets forth information concerning the value of Stock Options and Warrants held by the Company's executive officers named in the compensation table as of February 28, 1998.

                                                                                                Value of Unexercised
                                                       Number of Unexercised                  in-the-money Options at
                       Shares                          Options/SARs at FY-end                        Year End(1)
                     acquired on      Value            ----------------------                        -----------
Name                  exercise       realized     Exercisable          Unexercisable      Exercisable      Unexercisable
----                 --------        --------     -----------          -------------      -----------      -------------
Peter J. Zugschwert     0               $ 0          2,500                 7,500              $-0-              $-0-
   President & CEO

William A. Peter, Jr.   0               $ 0        139,375(2)              3,125              $-0-              $-0-
  President & CEO



(1) Based upon the average of the bid and ask price of $.10 for the Company's Common Stock on February 28, 1998, as reported by the National Quotation Bureau.

(2) Includes warrants to purchase 115,000 shares of the Company's Common Stock. Options covering 27,500 shares expired in March 1998, 90 days after the termination of Mr. Peters' Employment.

EMPLOYMENT AGREEMENTS

On February 1, 1991, the Company entered an employment agreement with Michael J. Frakes, for a term of three years. The agreement provides for automatic renewals for one-year periods, pursuant to which the agreement has been extended to January 31, 1999. Under the employment agreement with Mr. Frakes, Mr. Frakes was paid $8,412 per month from February 1, 1996 to January 31, 1997. Beginning May 1, 1996, Mr. Frakes took a 10% voluntary salary reduction which is still in effect as of May 1, 1998. Mr. Frakes may also receive bonus compensation in the form of cash or shares of common stock. The employment agreement between the Company and Mr. Frakes contains certain restrictive covenants, including prohibition of the use of proprietary information by Mr. Frakes and restrictions on future competing employment. The restrictions on competing employment will be enforceable following termination of employment by the Company only if the Company continues to pay prescribed amounts each month during the period of restriction. Certain provisions of the agreement may require the Company to purchase all of Mr. Frakes' common shares including unregistered shares, unexercised stock options and warrants at the average fair market value price upon termination or an ownership control change exceeding 40% control by an outside party.

Mr. Frakes has been granted incentive stock options under Division A of the Company's Stock Option Plan for purchase of a total of 127,500 shares of Common Stock of which 10,000 shares were exercisable until April 24, 1998, at $0.37 per share; 20,000 shares are exercisable until March 23, 1999, at $0.34 per share; 50,000 shares are exercisable until January 18, 2000, at $0.37 per share; 10,000 shares are exercisable until September 28, 2000, at $0.25 per share; 10,000 shares are exercisable until January 7, 2001, at $0.40 per share; 5,000 shares are exercisable until June 5, 2001, at $0.35 per share; 10,000 shares are exercisable until June 11, 2002, at $0.31 per share; and 12,500 shares are exercisable until February 4, 2006, at $0.59 per share.


STOCK OPTION PLAN

On February 17, 1986, the Board of Directors and the shareholders of the Company adopted a Stock Option Plan (the "Stock Option Plan") that authorizes the issuance of options to purchase an aggregate of 400,000 shares of the Company's Common Stock. As a result of the three-for-one stock split effective June 15, 1987, the number of shares authorized and reserved for grant of options was increased to 1,200,000. As of May 1, 1998, incentive stock options for the purchase of 254,815 shares remained outstanding under the Stock Option Plan. As of May 1, 1998, non-qualified options for the purchase of 133,000 shares remained outstanding under the Stock Option Plan.During February 1996, the Company's 1986 Stock Option Plan expired. No additional stock options can be issued under the Plan.

On October 23, 1998, the Company, by resolution of its Board of Directors, issued 162,000 non-qualified stock options to certain non-management employees for incentive and retention purposes. These options were not issued pursuant to any previously adopted plan.

Options to purchase a total of 167,500 shares were held by the Company's officers and directors as a group as of February 28, 1998. The Company's employees (including certain officers and directors) held options to purchase a total of 809,630 shares at the same date. Options totaling 374,685 shares had been exercised as of the end of the fiscal 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of February 28, 1998, the securities ownership of all directors of the Company, the directors and officers of the Company as a group, and all persons known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

                                                                    Number         Percentage
            Name and Address                                       of Shares       Ownership
            ----------------                                       ---------       ---------
Shareholders who own greater than 5% of the shares outstanding:

            William A. Peter, Jr.
            6650 Vernon Hills Road
            Edina, Minnesota  55436                               1,442,000(1)       16.25%

            Steven C. Wolf
            820 S. 59th Street
            Belleville, Illinois  62223                             550,000           6.20%

Officers & Directors:

            Michael J. Frakes
            3712 Chatham Circle
            Arden Hills, Minnesota  55112                           381,549(2)        4.30 %

            Peter J. Zugschwert
            5500 Wayzata Boulevard, Suite 1075
            Minneapolis, Minnesota  55416                           164,430(3)        1.85%

            Jonathan R. Gordon
            7300 France Avenue South
            Edina, Minnesota  55435                                  66,500(3)         .75%

            Stanford M. Baratz
            5500 Wayzata Boulevard, Suite 1075
            Minneapolis, Minnesota  55416                            47,500(3)         .54%

            Matthew E. Goldberg
            119 North Fourth Street
            Minneapolis, Minnesota  55401                             5,700(3)         .06%

            ALL OFFICERS AND DIRECTORS AS A GROUP (5 PERSONS)       665,609(4)        7.50%

(1) Includes 115,000 shares which may be purchased pursuant to warrants which are exercisable within 60 days of the date hereof.

(2) Includes 30,000 shares which may be purchased pursuant to warrants and 121,250 shares which may be purchased pursuant to stock options which are exercisable within 60 days of the date hereof.

(3) Includes 2,500 shares which may be purchased pursuant to stock options which are exercisable within 60 days of the date hereof.

(4) Includes 161,250 shares which certain directors and officers have the right to purchase pursuant to warrants and stock options which are exercisable within 60 days of the date hereof.

Item 12. Certain Relationships and Related Transactions.

At February 29, 1996, the Company held a 9.25% secured note receivable from Mr. Peter, with interest payable quarterly on the unpaid balance. Collateral consisted of 210,000 shares of the Company's common stock. Additional provisions of the note required that Mr. Peter assign other personal assets as additional collateral should the value of the then existing collateral be insufficient to pay off the unpaid loan balance. At February 28, 1998, the balance due on the note receivable had been paid in full.

Item 13. Compliance with Section 16(a) of the Exchange Act.

The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in the ownership of common stock of the Company to the Securities and Exchange Commission and the Company.

Based solely upon a review of these reports, the Company believes that the following reports were not filed on a timely basis in fiscal 1998 : each of the current members of the Board of Directors failed to file form 5 within the allotted time with respect to the grant of shares granted to board members, as described above. As of the date of the filing of this report on form 10KSB, such filing deficiencies have not been corrected.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The following Consolidated Financial Statements of the Company and the Independent Auditor's Report thereon are included on pages 14 through 29 of this Annual Report on Form 10-KSB:


                                                                            Page
                                                                            ----

Independent Auditors' Report.............................................     14



Consolidated Balance Sheets - February 28, 1998 and February 28, 1997...      15



Consolidated Statements of Operations - Years Ended
 February 28, 1998, February 28, 1997 and February 29, 1996.............      16



Consolidated Statements of Changes in Stockholders' Deficit - Years
 Ended February 28, 1998, February 28, 1997 and February 29, 1996.......      17



Consolidated Statements of Cash Flows - Years Ended
 February 28, 1998, February 28, 1997 and February 29, 1996.............      18



Notes to Consolidated Financial Statements.............................. 19 - 31

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

         10(h) Asset Purchase Agreement for the purchase of certain assets of Supplee Enterprises, Inc. on April 1, 1997.

         10(i)    Royalty Agreement with The University of Minnesota

         11       Computation of earnings per share

         27       Financial Data Schedule

         *  Incorporated herein by reference as indicated.
         + Not to be deemed a part of the filing except to the extent specifically incorporated by reference herein.


(4)      Reports on Form 8-K

The company filed a form 8-K on 5/11/98, a form 8-KA 5/15/98 and a form 8KA 5/21/98. All three filings were in the fourth quarter. All three filings related to the changing of the Company's auditor from KPMG Peat Marwick LLP to Schweitzer Ruben Karon & Bremer.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HEALTH OUTCOMES MANAGEMENT, INC.



                                    By:    /s/  Peter J. Zugschwert
                                           ---------------------------
                                           Peter J. Zugschwert
                                           Chairman and President
                                           Principal Executive Officer

                                    Date:  /s/ June 10, 1998
                                           ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

        Signature                         Title                     Date
        ---------                         -----                     ----



 /s/ Peter J. Zugschwert       Chairman, President             /s/ June 10, 1998
----------------------------   and Director                    -----------------
Peter J. Zugschwert            (Principal Executive Officer)


 /s/ Marie Cooper              Controller and Principal        /s/ June 10, 1998
----------------------------   Accounting Officer              -----------------
Marie Cooper


/s/ Stanford M. Baratz         Director                        /s/ June 10, 1998
----------------------------                                   -----------------
Stanford M. Baratz


 /s/ Matthew Goldberg          Director                        /s/ June 10, 1998
----------------------------                                   -----------------
Matthew Goldberg


 /s/ Jonathan R. Gordon        Director                        /s/ June 10, 1998
----------------------------                                   -----------------
Jonathan R. Gordon

                                Index to Exhibits
                                -----------------

                                                                    Page Number
Exhibit                                                             Reference
-------                                                             ---------


10(i)       Royalty Agreement with The University of Minnesota          44

11          Calculation of earnings per share                           48

27          Financial Data Schedule                                     49