Form 10QSB
period 1999-05-31
HEALTH OUTCOMES MANAGEMENT INC
filed 1999-12-07
CIK 804157

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            FOR THE TRANSITION PERIOD FROM _______ TO _______

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

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding at July 1, 1999 was 9,198,761.

INDEX

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).
           Condensed Consolidated Balance Sheets - May 31, 1999 and February 28, 1999.

           Condensed Consolidated Statements of Operations - Three months ended May 31, 1999 and 1998.

           Consolidated Statement of Cash Flows - Three months ended May 31, 1999 and 1998.

           Notes to Consolidated Financial Statements - May 31, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Securities Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                    HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)


                                                            May 31,     February 28,
                                                             1999           1999
                                                         ____________   ____________
ASSETS
Current assets:
   Cash and cash equivalents                             $    68,413    $    30,034
   Trade receivables, less allowance for doubtful
     accounts of $7,814 and $7,814, respectively              65,275         63,937
   Prepaid expenses                                           18,076         13,768
                                                         ____________   ____________
         Total current assets                                151,764        107,739

Property and equipment, net of accumulated depreciation
  of $608,692 and $604,591, respectively                      21,512         25,613
                                                         ____________   ____________
Total assets                                             $   173,276    $   133,352
                                                         ============   ============

The accompanying notes are an integral part of the consolidated financial statements.


                                                            May 31,     February 28,
                                                             1999           1999
                                                         ____________   ____________
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Notes payable, current portion                        $    34,716    $    36,274
   Current installments of obligation under capital lease      9,575         10,000
   Accounts payable                                          238,369        156,611
   Deferred revenue                                          142,392        186,928
   Accrued compensation                                       36,906         36,731
   Accrued payroll taxes                                       9,866         11,103
   Accrued interest                                            1,227            329
   Other current liabilities                                   6,800          8,148
                                                         ____________   ____________
         Total current liabilities                           479,851        446,124

Notes payable, excluding current portion                      64,900         71,300
Obligation under capital leases, excluding current
   installments                                                2,364          4,604
                                                         ____________   ____________
         Total liabilities                                   547,115        522,028

Stockholders' deficit:
   Series A, convertible stock, $.01 par value:
       Authorized - 1,000,000
       Issued and outstanding shares - none
   Common stock--$.01 par value:
       Authorized - 15,000,000
       Issued and outstanding shares - 9,198,761              91,988         91,988
   Additional paid-in capital                              4,803,742      4,803,742
   Accumulated deficit                                    (5,269,570)    (5,284,406)
                                                         ____________   ____________
         Total stockholders' deficit                        (373,839)      (388,676)
                                                         ____________   ____________
Total liabilities and stockholders' deficit                  173,276        133,352
                                                         ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

     HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Unaudited)


                                        Three Months Ended
                                              May 31,
                                        1999          1998
                                     __________    __________
Revenues                             $ 379,586     $ 440,796
Cost of revenues                       253,104       209,171
                                     __________    __________
     Gross Profit                      126,482       231,625
                                     __________    __________

Operating Expenses
  Research and development              39,323        44,483
  Selling and marketing                  1,004           (33)
  General and administrative            69,119        95,558
                                     __________    __________
     Total operating expenses          109,446       140,008
                                     __________    __________
     Operating income (loss)            17,036        91,617

Other income (expense)
  Interest income                            0         2,441
  Interest expense                      (2,200)       (1,973)
                                     __________    __________
                                        (2,200)          468
                                     __________    __________
     Income (loss) from
      continuing operations             14,836        92,085

Discontinued Operations
     Income (loss) from
     operations of discontinued
     retail pharmacy division                0        (9,498)

     Gain (loss) on disposal of
     retail pharmacy division                0             0
                                     __________    __________

     Income (loss) pre-tax              14,836        82,587

     Income tax expense                      0         2,207
                                     __________    __________

     Net income (loss)               $  14,836     $  80,380
                                     ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

     HEALTH OUTCOMES MANAGEMENT, INC.& SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
                       (Unaudited)

The following table presents the computation of basic and diluted net income
(loss) per share:

                                                    Three Months Ended
                                                  May 31,         May 31,
                                                   1999            1998
                                                __________      __________

Income (loss) from continuing operations        $  14,836       $  89,878
Income (loss) from discontinued operations              0          (9,498)
                                                __________      __________
Net income (loss)                               $  14,836       $  80,380

BASIC
Weighted average common shares outstanding      8,872,853       8,574,910

DILUTED
Effect of dilutive securities:
  Stock options                                    34,764               0
  Warrants                                              0               0
  Convertible Debt                                  5,479               0
                                                __________      __________
                                                8,913,069       8,574,910

Basic per share data:
 Income (loss) from continuing operations       $     .00        $    .01
 Income (loss) from discontinued operations     $     .00        $   (.00)
                                                __________      __________
Net income (loss)                               $     .00        $    .01

Diluted per share data:
 Income (loss) from continuing operations       $     .00       $     .01
 Income (loss) from discontinued operations     $     .00       $    (.00)
                                                __________      __________
Net income (loss)                               $     .00       $     .01


The accompanying notes are an integral part of the consolidated financial statements.

                HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                             May 31,
                                                        1999           1998
                                                    ___________    ___________
Cash flows from operating activities
   Net income                                       $   14,836     $   80,380
                                                    ___________    ___________
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating
activities:
   Depreciation                                          4,102          8,901
   Amortization                                              0          8,191
   Decrease (increase) in trade receivables             (1,338)        (3,412)
   Decrease (increase) in prepaid expenses              (4,308)        (3,919)
   Decrease (increase) in other current assets               0             70
   Increase (decrease) in accounts payable              81,758         23,711
   Increase (decrease) in deferred revenue             (44,536)      (139,587)
   Increase (decrease) in accrued compensation             175          5,206
   Increase (decrease) in accrued payroll taxes         (1,237)        (1,343)
   Increase (decrease) in accrued interest                 898              0
   Increase (decrease) in other current liabilities     (1,348)         6,727
                                                    ___________    ___________
     Total adjustments                                  34,166        (95,455)
                                                    ___________    ___________
     Cash provided by (used in) operating activities    49,002        (15,075)
                                                    ___________    ___________

Cash flows from investing activities:
   Capital expenditures                                      0              0
   Cash paid for acquisitions                                0              0
                                                    ___________    ___________
     Cash flows provided by investing activities             0              0
                                                    ___________    ___________

Cash flows from financing activities:
   Principal payments under capital lease obligations   (2,665)        (8,076)
   Repayment of notes payable                           (7,958)             0
                                                    ___________    ___________
     Cash flows (used in) financing activities         (10,623)        (8,076)
                                                    ___________    ___________

Increase (decrease) in cash and cash equivalents        38,379        (23,150)
Cash and cash equivalents at beginning of period        30,034        119,716
                                                    ___________    ___________
Cash and cash equivalents at end of period          $   68,413         96,566
                                                    ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                       $    2,200          1,973
                                                    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

               HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 May 31, 1999

(1)  BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB/A for the year ended February 28, 1999. In the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month period ended May 31, 1999, may not be indicative of the results that may be expected for the year ending February 28, 2000.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net income (loss) per common share
----------------------------------
The Company has adopted the provisions of statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective February 28, 1998. SFAS 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during that period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options and warrants and conversion of preferred stock and convertible debt for all periods. All prior period net income (loss) per share amounts have been restated to comply with SFAS No. 128.

New Accounting Pronouncements
-----------------------------
In October 1997, the AICPA issued Statement of Position (SOP) 97-2 on Software Revenue Recognition that supersedes SOP 91-1. The SOP is effective for all fiscal years beginning after December 15, 1997. The Company's adoption of this statement for 1999 had no material effect on its net income. In addition, the AICPA issued Statements of Positions (SOP) 98-4 and 98-9 to be effective in 2000. The Company's adoption of these statements will not have a material effect on the Company's net income.

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS
131") in the fiscal year ended February 28, 1999. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Since the closing of the pharmacy operations, the Company has viewed its operations as principally one segment, the sale and service of software to the healthcare industry. As a result, the information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

(3) LONG-TERM DEBT

In February 1999, the Company entered into a note payable of $50,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of May 31, 1999, the Company had an outstanding balance of $50,000 on this note payable.

In February 1999, the Company entered into an installment contract obligation of $30,000, with a vendor, as a result of the restructuring of an accounts payable obligation. As of May 31, 1999, the Company had an outstanding balance of $26,000 on this note payable.

In August 1998, the Company entered into an installment contract obligation of $12,537, with a lessor, as a result of the restructuring of a capital lease obligation. As of May 31, 1999, the Company had an outstanding balance of $4,409 on this note payable.

In March 1998, the Company entered into an installment contract obligation of $26,500, with a former officer of the Company, as a result of compensation owed at termination date. As of May 31, 1999, the Company had an outstanding balance of $14,500 on this note payable.

In April 1997, the Company assumed a $30,000 note payable related to the acquisition of the Eden Prairie Pharmacy. As of May 31, 1999, the Company had an outstanding balance of $4,798 on this note payable.

(4)  DISCONTINUED OPERATIONS

On July 19, 1996, the Company acquired certain assets of Edina Pharmacy, a community pharmacy located in Minneapolis, MN. Assets acquired included inventory, fixtures and equipment, and the patient list.

On April 1, 1997, the Company acquired certain assets of Preserve Rexall Drug, a community pharmacy located in Eden Prairie, MN. Assets acquired included some fixtures and the patient list.

The Company planned to develop these pharmacies into prototype stores applying patient care concepts utilizing the Company's Assurance Coordinated Pharmaceutical Care System (tm) software.

In December 1997, the Company discontinued its operation of retail prescription and over-the-counter drug sales at both locations. Accordingly, the net income
(loss) for these operations are appropriately listed on the consolidated financial statements (unaudited) as "discontinued operations".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
The Company had a working capital deficit of ($328,088) at May 31, 1999 compared to a deficit of ($338,384) at February 28, 1999; a decrease of $10,296. The decrease in working capital deficit is primarily due to the decrease of capital lease obligation payments.

Improved capital availability will ultimately depend on improved sales performance and containment of all operational costs. There can be no assurance that sales results will improve and that the Company will experience profitable operations. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company believes that it will continue to have short-term cash needs. The closing of both retail pharmacies in fiscal 1998 has eliminated the ongoing cash needs related to those operations with the exception of certain accounts payable and promissory notes issued as part of the discontinuation of operations.

Management intends to continue to implement the following initiatives during this fiscal year:

 Continue to market the Company's Assurance Coordinated Pharmaceutical Care system to community pharmacies, pharmacy benefit managers, third party payers and pharmacy groups in foreign countries.

 Expand its current strategy of locating additional strategic partners in the pharmaceutical care marketplace that have the financial strength to bring the Company's product to market at a substantially increased pace.

 Continue to strengthen its relationship with AIM through additional sales of AIM's software to its clients and to new prospects.

 Reduce operating costs further and ensure that the effectiveness of remaining expenditures is consistent with support of the Company's client base.

If operations and cash flow can be improved through these efforts, management believes that the Company's liquidity problems will be resolved and that the Company can continue to operate for the next twelve months. However, no assurance can be given that management's actions will result in profitable operations or the resolution of liquidity problems.

RESULTS OF OPERATIONS

FOR THE FIRST QUARTER ENDED MAY 31, 1999, COMPARED WITH THE FIRST QUARTER ENDED MAY 31, 1998:

REVENUE. Revenues for the first quarter ended May 31, 1999, decreased $61,210 to $379,586, a decrease of 13.9% when compared to prior fiscal year first quarter revenues of $440,796. The company recorded a first quarter net income of $14,836, compared to a net income of $80,380 in the prior fiscal year period, a decrease of $65,544 or 81.6%. The decrease resulted from unusually high sales in the first quarter of fiscal 1999.

Revenues for the current fiscal period were primarily generated by continuing client support fees from all the Company's software systems products and software training fees.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Total costs and expenses incurred during the quarter ended May 31, 1999 increased by $3,873 or 1.1% to $362,551 when compared to prior fiscal year expenses of $358,678. Cost of revenues increased by approximately $40,509 or 19.1% when compared to the prior fiscal year period. The decrease in gross profit is primarily due to increased reliance on outside vendors in the training phase of implementation for a major customer. Gross profit is expected to increase on overall sales, to this customer, as the customer implements additional sites and internally trains its staff. A portion of the decrease in gross profit was attributable to the higher percentage of commission paid on sales of the products of an outside vendor versus the sales of the company's own product.

Administrative expenses are made up of human resource expenses, major expenses, non-cash expenses and minor expenses. Human resource expenses were $216,606 in the first quarter of fiscal 2000, a 4% reduction from $225,166 in the first quarter of fiscal 1999. The decrease was due to staff reductions achieved through attrition. Major expenses include rent, telephone and professional fees and were $44,406 in the first quarter of fiscal 2000, a 35% reduction from $225,166 in the first quarter of fiscal 1999. The decrease was due to better service rates achieved in all three areas. Non-cash expenses, including depreciation and amortization, were $4,101 in the first quarter of fiscal 2000, a 75% reduction from $16,401 in the first quarter of fiscal 1999. The decrease was primarily due to the completion of amortization on a non-compete agreement as well as completion of depreciation on certain assets. Minor expenses, which accounted for only 3.25% of overall spending, represent the balance of the expenses. These expenses include interest, maintenance, office expenses, etc., and were $12,353 in the first quarter of fiscal 2000, a 41% reduction from $21,004 in the first quarter of fiscal 1999. The decrease was due to expense reduction efforts throughout.

                                PART II

Item 1.  Legal Proceedings
There were no legal proceeding pending as of the date of this filing.

Item 2.  Change in Securities
There were no change in securities.

Item 3.  Defaults Upon Senior Securities
There were no defaults upon senior securities.

Item 4.  Submissions of Matters to a Vote of Securities Holders
No matters were submitted to a vote of the security holders.

Item 5.  Other Information
No other information to be reported at this time.

Item 6.  Exhibits and Reports on Form 8-K

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





                                  Health Outcomes Management, Inc.
                                  (registrant)


Date:  July 15, 1999           By:  /s/ Peter J. Zugschwert
       _____________                _______________________
                                    Peter J. Zugschwert
                                    President, CEO

Date:  July 15, 1999           By:  /s/ Marie Cooper
       _____________                _______________________
                                    Marie Cooper
                                    Controller

Index to Exhibits

Exhibit

11       Schedule showing calculation of earnings per share.
27       Financial Data Schedule