Form 10QSB
period 1999-08-31
HEALTH OUTCOMES MANAGEMENT INC
filed 1999-12-08
CIK 804157

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

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

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding at October 1, 1999 was 9,198,761.

INDEX

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets - August 31, 1999 and February 28, 1999.

           Condensed Consolidated Statements of Operations - Three months and six months ended August 31, 1999 and 1998.

           Consolidated Statement of Cash Flows - Six months ended August 31, 1999 and 1998.

           Notes to Consolidated Financial Statements - August 31, 1999.

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
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)


                                                          August 31,     February 28,
                                                             1999           1999
                                                         ____________   ____________
ASSETS
Current assets:
   Cash and cash equivalents                             $    52,574    $    30,034
   Trade receivables, less allowance for doubtful
     accounts of $7,814 and $7,814, respectively              75,758         63,937
   Prepaid expenses                                           15,112         13,768
                                                         ____________   ____________
         Total current assets                                161,527        107,739

Property and equipment, net of accumulated depreciation
  of $612,121 and $604,591, respectively                      18,083         25,613
                                                         ____________   ____________
Total assets                                             $   161,527    $   133,352
                                                         ============   ============

The accompanying notes are an integral part of the consolidated financial statements.


                                                          August 31,     February 28,
                                                             1999           1999
                                                         ____________   ____________
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Notes payable, current portion                        $    79,075    $    36,274
   Current installments of obligation under capital lease      9,798         10,000
   Accounts payable                                          182,287        156,611
   Deferred revenue                                          111,542        186,928
   Accrued compensation                                       37,423         36,731
   Accrued payroll taxes                                       8,810         11,103
   Accrued interest                                            2,901            329
   Other current liabilities                                   9,819          8,148
                                                         ____________   ____________
         Total current liabilities                           441,655        446,124

Notes payable, excluding current portion                      55,500         71,300
Obligation under capital leases, excluding current
   installments                                                  659          4,604
                                                         ____________   ____________
         Total liabilities                                   497,814        522,028

Stockholders' deficit:
   Series A, convertible stock, $.01 par value:
       Authorized - 1,000,000
       Issued and outstanding shares - none
   Common stock--$.01 par value:
       Authorized - 15,000,000
       Issued and outstanding shares - 9,198,761              91,988         91,988
   Additional paid-in capital                              4,803,742      4,803,742
   Accumulated deficit                                    (5,232,017)    (5,284,406)
                                                         ____________   ____________
         Total stockholders' deficit                        (336,287)      (388,676)
                                                         ____________   ____________
Total liabilities and stockholders' deficit                  161,527        133,352
                                                         ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                      HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                        Three Months Ended          Six Months Ended
                                            August 31,                  August 31,
                                        1999          1998         1999         1998
                                     __________    __________   __________   __________
Revenues                             $ 358,387     $ 303,802    $ 737,972    $ 744,597
Cost of revenues                       217,427       215,808      470,531      424,979
                                     __________    __________   __________   __________
     Gross Profit                      140,960        87,994      267,441      319,618
                                     __________    __________   __________   __________

Operating Expenses
  Research and development              36,912        35,554       76,235       80,037
  Selling and marketing                    389         2,970        1,393        2,937
  General and administrative            68,166        79,888      137,285      175,446
                                     __________    __________   __________   __________
     Total operating expenses          105,467       118,412      214,913      258,420
                                     __________    __________   __________   __________

     Operating income (loss)            35,493       (30,418)      52,528       61,198

Other income (expense)
  Interest income                            0             0            0       2,441
  Interest expense                      (2,716)      (10,867)      (4,916)     (12,839)
                                     __________    __________   __________   __________
                                        (2,716)      (10,867)      (4,916)     (10,398)
                                     __________    __________   __________   __________

     Income (loss) from
     continuing operations              32,777       (41,285)      47,612       50,800

Discontinued Operations
     Income (loss) from
     operation of discontinued
     retail pharmacy division            5,579        16,507        5,579        7,007

     Gain (loss) on disposal of
     retail pharmacy division                0             0            0            0
                                     __________    __________   __________   __________

     Income (loss) pre-tax              38,356       (24,778)      53,191       57,807

     Income tax expense                    802             0          802        2,207
                                     __________    __________   __________   __________

     Net income (loss)               $  37,554       (24,778)      52,389       55,600
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

                      HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

The following table presents the computation of basic and diluted net income
(loss) per share:


                                               Three Months Ended       Six Months Ended
                                                   August 31,               August 31,
                                               1999         1998         1999         1998
                                            __________   __________   __________   __________

Income (loss) from continuing operations    $  31,975    $ (41,285)   $  46,810    $  48,593
Income (loss) from discontinued operations      5,579       16,507        5,579        7,007
                                            __________   __________   __________   __________
Net income (loss)                           $  37,554    $ (24,778)   $  52,389    $  55,600

BASIC
Weighted average common shares oustanding   8,872,853    8,574,910    8,872,853    8,574,910

DILUTED
Effect of dilutive securities:
  Stock options                                34,764            0       34,764            0
  Warrants                                          0            0            0            0
  Convertible Debt                              5,479            0        5,479            0
                                            __________   __________   __________   __________
                                            8,913,069    8,574,910    8,913,069    8,574,910

Basic per share data:
 Income (loss) from continuing operations   $     .00    $    (.00)   $     .01    $     .01
 Income (loss) from discontinued operations       .00          .00          .00          .00
                                            __________   __________   __________   __________
Net income (loss)                           $     .00    $     .00    $     .01    $     .01

Diluted per share data:
 Income (loss) from continuing operations   $     .00    $    (.00)   $     .01    $     .01
 Income (loss) from discontined operations        .00          .00          .00          .00
                                            __________   __________   __________   __________
Net income (loss)                           $     .00    $     .00    $     .01    $     .01


The accompanying notes are an integral part of the consolidated financial statements.


                HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         Six Months Ended
                                                            August 31,
                                                        1999           1998
                                                    ___________    ___________
Cash flows from operating activities
   Net income                                       $   52,389     $   55,600
                                                    ___________    ___________
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating
activities:
   Depreciation                                          7,531         16,374
   Amortization                                              0         16,382
   Decrease (increase) in trade receivables            (11,821)       (33,312)
   Decrease (increase) in prepaid expenses              (1,344)        (2,979)
   Decrease (increase) in other current assets               0              0
   Increase (decrease) in accounts payable              25,676          5,626
   Increase (decrease) in deferred revenue             (75,386)      (146,168)
   Increase (decrease) in accrued compensation             692         (2,236)
   Increase (decrease) in accrued payroll taxes         (2,293)        (1,918)
   Increase (decrease) in accrued interest               2,572              0
   Increase (decrease) in other current liabilities      1,671         30,340
                                                    ___________    ___________
     Total adjustments                                 (52,702)      (117,891)
                                                    ___________    ___________
     Cash flows (used in) operating activities            (313)       (62,291)
                                                    ___________    ___________

Cash flows from investing activities:
   Capital expenditures                                      0              0
   Cash paid for acquisitions                                0              0
                                                    ___________    ___________
     Cash flows provided by investing activities             0              0
                                                    ___________    ___________

Cash flows from financing activities:
   Principal payments under capital lease obligations   (4,147)       (28,561)
   Increase (decrease) in notes payable                 27,001          9,539
                                                    ___________    ___________
     Cash flows provided by (used in)
     financing activities                               22,854        (19,022)
                                                    ___________    ___________

Increase (decrease) in cash and cash equivalents        22,541        (81,313)
Cash and cash equivalents at beginning of period        30,034        119,716
                                                    ___________    ___________
Cash and cash equivalents at end of period          $   52,575         38,403
                                                    ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                       $    4,916         12,839
                                                    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

               HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               August 31, 1999

(1)  BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB/A for the year ended February 28, 1999. In the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month period ended August 31, 1999, may not be indicative of the results that may be expected for the year ending February 28, 2000.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Common Share
----------------------------------
The Company has adopted the provisions of Statemet of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective February 28, 1998. SFAS 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during that period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options and warrants and conversion of preferred stock and convertible debt for all periods. All prior period net income (loss) per share amounts have been restated to comply with SFAS No. 128.

New Accounting Pronouncements
-----------------------------
In October 1997, the AICPA issued Statement of Position (SOP) 97-2 on Software Revenue Recognition that supersedes SOP 91-1. The SOP is effective for all fiscal years beginning after December 15, 1997. The Company's adoption of this statement for 1999 had no material effect on its net income. In addition, the AICPA issued Statements for Positions (SOP) 98-4 and 98-9 to be effective in 2000. The Company's adoption of these statements will not have a material effect on the Company's net income.

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS
131") in the fiscal year ended February 28, 1999. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Since the closing of the pharmacy operations, the Company has viewed its operations as principally one segment, the sale and service of softwae to the healthcare industry. As a result, the information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

(3) LONG-TERM DEBT

In February 1999, the Company entered into a note payable of $50,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of August 31, 1999, the Company had an outstanding balance of $50,000 on this note payable.

In February 1999, the Company entered into an installment contract obligation of $30,000, with a vendor, as a result of the restructuring of an accounts payable obligation. As of August 31, 1999, the Company had an outstanding balance of $19,000 on this note payable.

In August 1998, the Company entered into an installment contract obligation of $12,537, with a lessor, as a result of the restructuring of a capital lease obligation. As of August 31, 1999, the Company had an outstanding balance of $2,205 on this note payable.

In March 1998, the Company entered into an installment contract obligation of $26,500, with a former officer of the Company, as a result of compensation owed at termination date. As of August 31, 1999, the Company had an outstanding balance of $12,100 on this note payable.

In April 1997, the Company assumed a $30,000 note payable related to the acquisition of Eden Prairie Pharmacy. As of August 31, 1999, the Company had an outstanding balance of $3,298 on this note payable.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
The Company had a working capital deficit of ($298,210) at August 31, 1999, as compared to a deficit of ($338,384) as of February 28, 1999; a decrease of $40,174. The decrease in working capital deficit is primarily due to the decrease of capital lease obligation payments and the increase of accounts receivable.

Improved capital availability will ultimately depend on improved sales performance and containment of all operational costs. There can be no assurance that sales results will improve and that the Company will experience profitable operaions. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company believes that it will continue to have short-term cash needs. The closing of both retail pharmacies in fiscal 1998 has eliminated the ongoing cash needs related to those operations with the exception of certain accounts payable and promissory notes issued as part of the discontinuation of operations.

Managment intends to continue to implement the following initiatives during this fiscal year:

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

RESULTS OF OPERATION

FOR THE SECOND QUARTER ENDED AUGUST 31, 1999, COMPARED WITH THE SECOND QUARTER ENDED AUGUST 31, 1998:

REVENUE. Revenues for the second quarter ended August 31, 1999, increased $54,585 to 358,387, an increase of 18.0% when compared to prior fiscal year second quarter revenues of $303,802. The Company recorded a second quarter net income of $37,554, compared to a net loss of ($24,778) in the prior fiscal year period, an increase of $62,332 or 251.6%. The increase resulted from an increase in third party software sales and associated training fees.

Revenues for the current fiscal period were primarily generated from continuing client support fees from the Company's software systems products, third party software sales and training fees.

The effects of inflation on the Company's revenue and operating results were not significant.


COSTS AND EXPENSES. Total costs and expenses (including discontinued operations) incurred during the quarter ended August 31, 1999 decreased by $398 or 0.1% to $317,315 when compared to prior fiscal year expenses of $317,713. Cost of revenues from continuing operations increased by $1,619 or 0.7% when compared to the prior fiscal year period.

Administrative expenses from continuing operations decreased by $11,722 or 14.7% when compared to the prior fiscal year period. These expenses have declined as the Company has continued to implement expense reductions where possible. Major expenses such as rent, telephone and depreciation and amortization significantly increased by 29.4%, 33.8% and 54.1%, respectively. The decrease in rent was due to a reduction in the amount of leased space. The decrease in depreciation and amortization was primarily due to the completion of depreciation periods on various capitalized office equipment and completion of amortization on covenants.

Expenses associated with selling and marketing have been non-existent. New sales are primarily generated from existing clients upgrading to third party software of which the Company is a reseller.

                                PART II

Item 1.  Legal Proceedings
There were no legal proceedings pending as of the date of this filing.

Item 2.  Change in Securities
There were no change in securities to report as of the date of this filing.

Item 3.  Defaults Upon Senior Securities
There were no defaults upon senior securities to report as of the date of this filing.

Item 4.  Submissions of Matters to a Vote of Securities Holders
No matters were submitted to a vote of the security holders.

Item 5.  Other Information
There was no other information to be reported as of the date of this filing.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       11      Schedule showing calculation of earnings per share
       27      Financial Data Schedule

(b)  Reports on Form 8-K

       None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  Health Outcomes Management, Inc.
                                  (registrant)


Date:  October 15, 1999        By:  /s/ Peter J. Zugschwert
       ________________             _______________________
                                    Peter J. Zugschwert
                                    President, CEO

Date:  October 15, 1999        By:  /s/ Marie Cooper
       ________________             _______________________
                                    Marie Cooper
                                    Controller

Index to Exhibits


Exhibit

11       Schedule showing calculation of earnings per share.
27       Financial Data Schedule