Form 10QSB
period 1999-11-30
HEALTH OUTCOMES MANAGEMENT INC
filed 2000-01-12
CIK 804157

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

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

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding at January 7, 2000 was 9,198,761.

INDEX

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets - November 30, 1999 and February 28, 1999.

           Condensed Consolidated Statements of Operations - Three months and nine months ended November 30, 1999 and 1998.

           Consolidated Statement of Cash Flows - Nine months ended November 30, 1999 and 1998.

           Notes to Consolidated Financial Statements - November 30, 1999.

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
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)


                                                         November 30,   February 28,
                                                             1999           1999
                                                         ____________   ____________
ASSETS
Current assets:
   Cash and cash equivalents                             $    63,070    $    30,034
   Trade receivables, less allowance for doubtful
     accounts of $4,654 and $7,814, respectively             169,728         63,937
   Prepaid expenses                                           12,200         13,768
                                                         ____________   ____________
         Total current assets                                244,998        107,739

Property and equipment, net of accumulated depreciation
  of $607,556 and $604,591, respectively                      19,027         25,613
                                                         ____________   ____________
Total assets                                             $   264,025    $   133,352
                                                         ============   ============

The accompanying notes are an integral part of the consolidated financial statements.


                                                         November 30,   February 28,
                                                             1999           1999
                                                         ____________   ____________
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Notes payable, current portion                        $    69,398    $    36,274
   Current installments of obligation under capital lease      9,912         10,000
   Accounts payable                                          238,245        156,611
   Deferred revenue                                          174,455        186,928
   Accrued compensation                                       39,408         36,731
   Accrued payroll taxes                                       8,532         11,103
   Accrued interest                                            4,557            329
   Other current liabilities                                   9,636          8,148
                                                         ____________   ____________
         Total current liabilities                           554,143        446,124

Notes payable, excluding current portion                      51,100         71,300
Obligation under capital leases, excluding current
   installments                                                   86          4,604
                                                         ____________   ____________
         Total liabilities                                   605,329        522,028

Stockholders' deficit:
   Series A, convertible stock, $.01 par value:
       Authorized - 1,000,000
       Issued and outstanding shares - none
   Common stock--$.01 par value:
       Authorized - 15,000,000
       Issued and outstanding shares - 9,198,761              91,988         91,988
   Additional paid-in capital                              4,803,742      4,803,742
   Accumulated deficit                                    (5,237,034)    (5,284,406)
                                                         ____________   ____________
         Total stockholders' deficit                        (341,304)      (388,676)
                                                         ____________   ____________
Total liabilities and stockholders' deficit                  264,025        133,352
                                                         ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                      HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                        Three Months Ended         Nine Months Ended
                                           November 30,               November 30,
                                        1999          1998         1999         1998
                                     __________    __________  ___________  ___________
Revenues                             $ 325,846     $ 357,032   $1,063,818   $1,101,629
Cost of revenues                       228,940       210,406      699,471      635,385
                                     __________    __________  ___________  ___________
     Gross Profit                       96,906       146,626      364,347      466,244
                                     __________    __________  ___________  ___________

Operating Expenses
  Research and development              30,702        47,641      106,937      127,678
  Selling and marketing                      0         1,042        1,393        3,979
  General and administrative            68,817        63,618      206,102      239,064
                                     __________    __________  ___________  ___________
     Total operating expenses           99,519       112,301      314,432      370,721
                                     __________    __________  ___________  ___________

     Operating income (loss)            (2,613)       34,325       49,915       95,523

Other income (expense)
  Interest income                            0             0            0        2,441
  Interest expense                      (2,595)       (4,069)      (7,511)     (16,908)
                                     __________    __________  ___________  ___________
                                        (2,595)       (4,069)      (7,511)     (14,467)
                                     __________    __________  ___________  ___________

     Income (loss) from
     continuing operations              (5,208)       30,256       42,404       81,056

Discontinued Operations
     Income (loss) from
     operation of discontinued
     retail pharmacy division                0       (12,056)       5,579       (5,049)

     Gain (loss) on disposal of
     retail pharmacy division                0       210,480            0      210,480
                                     __________    __________  ___________  ___________

     Income (loss) pre-tax              (5,208)      228,680       47,983      286,487

     Income tax expense                   (191)            0          611        2,207
                                     __________    __________  ___________  ___________

     Net income (loss)               $  (5,017)      228,680       47,372      284,280
                                     ==========    ==========  ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements.

                      HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

The following table presents the computation of basic and diluted net income
(loss) per share:


                                               Three Months Ended        Nine Months Ended
                                                  November 30,              November 30,
                                               1999         1998         1999         1998
                                            __________   __________   __________   __________

Income (loss) from continuing operations    $  (5,017)   $  30,256    $  41,793    $  78,849
Income (loss) from discontinued operations          0      198,424        5,579      205,431
                                            __________   __________   __________   __________
Net income (loss)                           $  (5,017)   $ 228,680    $  47,372    $ 284,280

BASIC
Weighted average common shares oustanding   8,872,853    8,574,910    8,872,853    8,574,910

DILUTED
Effect of dilutive securities:
  Stock options                                34,764            0       34,764            0
  Warrants                                          0            0            0            0
  Convertible Debt                              5,479            0        5,479            0
                                            __________   __________   __________   __________
                                            8,913,069    8,574,910    8,913,069    8,574,910

Basic per share data:
 Income (loss) from continuing operations   $    (.00)   $     .00    $     .00    $     .01
 Income (loss) from discontinued operations       .00          .02          .00          .02
                                            __________   __________   __________   __________
Net income (loss)                           $     .00    $     .02    $     .00    $     .03

Diluted per share data:
 Income (loss) from continuing operations   $    (.00)   $     .00    $     .00    $     .01
 Income (loss) from discontined operations        .00          .02          .00          .02
                                            __________   __________   __________   __________
Net income (loss)                           $     .00    $     .02    $     .00    $     .03


The accompanying notes are an integral part of the consolidated financial statements.


                HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Nine Months Ended
                                                           November 30,
                                                        1999           1998
                                                    ___________    ___________
Cash flows from operating activities
   Net income                                       $   47,372     $  284,280
                                                    ___________    ___________
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating
activities:
   Depreciation                                         11,208         24,121
   Amortization                                              0         17,073
   Decrease (increase) in trade receivables           (105,791)      (194,193)
   Decrease (increase) in prepaid expenses               1,568          1,061
   Decrease (increase) in other current assets               0              0
   Increase (decrease) in accounts payable              81,634       (208,867)
   Increase (decrease) in deferred revenue             (12,473)       (39,212)
   Increase (decrease) in accrued compensation           2,677            863
   Increase (decrease) in accrued payroll taxes         (2,571)        (2,041)
   Increase (decrease) in accrued interest               4,228              0
   Increase (decrease) in other current liabilities      1,488         29,521
                                                    ___________    ___________
     Total adjustments                                 (18,032)      (371,674)
                                                    ___________    ___________
     Cash flows provided by (used in)
      operating activities                              29,340        (87,394)
                                                    ___________    ___________

Cash flows from investing activities:
   Capital expenditures                                 (4,621)             0
   Cash paid for acquisitions                                0              0
                                                    ___________    ___________
     Cash flows provided by (used in)
      investing activities                              (4,621)             0
                                                    ___________    ___________

Cash flows from financing activities:
   Principal payments under capital lease obligations   (4,605)       (31,309)
   Increase (decrease) in notes payable                 12,924          6,519
                                                    ___________    ___________
     Cash flows provided by (used in)
      financing activities                               8,319        (24,790)
                                                    ___________    ___________

Increase (decrease) in cash and cash equivalents        33,038       (112,184)
Cash and cash equivalents at beginning of period        30,034        119,716
                                                    ___________    ___________
Cash and cash equivalents at end of period          $   63,072          7,532
                                                    ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                       $    7,511         16,908
                                                    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

               HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              November 30, 1999

(1)  BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB/A for the year ended February 28, 1999. In the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month period ended November 30, 1999, may not be indicative of the results that may be expected for the year ending February 28, 2000.

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

(3) LONG-TERM DEBT

In February 1999, the Company entered into a note payable of $50,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of November 30, 1999, the Company had an outstanding balance of $50,000 on this note payable.

In February 1999, the Company entered into an installment contract obligation of $30,000, with a vendor, as a result of the restructuring of an accounts payable obligation. As of November 30, 1999, the Company had an outstanding balance of $17,000 on this note payable.

In August 1998, the Company entered into an installment contract obligation of $12,537, with a lessor, as a result of the restructuring of a capital lease obligation. As of November 30, 1999, the Company had an outstanding balance of $0 on this note payable.

In March 1998, the Company entered into an installment contract obligation of $26,500, with a former officer of the Company, as a result of compensation owed at termination date. As of November 30, 1999, the Company had an outstanding balance of $9,700 on this note payable.

In April 1997, the Company assumed a $30,000 note payable related to the acquisition of Eden Prairie Pharmacy. As of November 30, 1999, the Company had an outstanding balance of $1,798 on this note payable.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
The Company had a working capital deficit of ($309,145) at November 30, 1999, as compared to a deficit of ($338,384) as of February 28, 1999; a decrease of $29,239. The decrease in working capital deficit is primarily due to the decrease of capital lease obligation payments and the increase of accounts receivable.

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

RESULTS OF OPERATION

FOR THE THIRD QUARTER ENDED NOVEMBER 30, 1999, COMPARED WITH THE THIRD QUARTER ENDED NOVEMBER 30, 1998:

REVENUE. Revenues for the third quarter ended November 30, 1999, decreased $31,186 to $325,846, a decrease of 8.7% when compared to prior fiscal year third quarter revenues of $357,032. The Company recorded a third quarter net loss of $(5,017), compared to a net income of $228,680 in the prior fiscal year period, an decrease of $223,663 or 97.8%. The net income for the prior fiscal year includes discontinued operations income of $198,424, primarily due to a lease writeoff.

Revenues for the current fiscal period were primarily generated from continuing client support fees from the Company's software systems products, third party software sales and training fees.

The effects of inflation on the Company's revenue and operating results were not significant.


COSTS AND EXPENSES. Cost of revenues from continuing operations increased by $18,534 or 8.8% when compared to the prior fiscal year period. Total costs and expenses (including discontinued operations) incurred during the quarter ended November 30, 1999 increased by $204,178 or 164.3% to $328,459 when compared to prior fiscal year expenses of $124,281. Prior fiscal year expenses were low due to the inclusion of a lease writeoff for discontinued operations of $198.424.

Administrative expenses from continuing operations increased by $5,199 or 8.2% when compared to the prior fiscal year period. These expenses have increased minimally, and the Company has continued to implement expense reductions where possible. Major expenses such as rent, telephone and depreciation and amortization significantly decreased by 39.5%, 55.7% and 52.5%, respectively. The decrease in rent was due to a reduction in the amount of leased space. The decrease in depreciation and amortization was primarily due to the completion of depreciation periods on various capitalized office equipment and completion of amortization on covenants.

Expenses associated with selling and marketing have been insignificant. New sales are primarily generated from existing clients upgrading to third party software of which the Company is a reseller.

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





                                  Health Outcomes Management, Inc.
                                  (registrant)


Date:  January 7, 2000         By:  /s/ Peter J. Zugschwert
       ________________             _______________________
                                    Peter J. Zugschwert
                                    President, CEO

Date:  January 7, 2000         By:  /s/ Marie Cooper
       ________________             _______________________
                                    Marie Cooper
                                    Controller

Index to Exhibits


Exhibit

11       Schedule showing calculation of earnings per share.
27       Financial Data Schedule