Form 10KSB
period 2000-02-29
HEALTH OUTCOMES MANAGEMENT INC
filed 2000-06-14
CIK 804157

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended February 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________ to ________


                       Commission file number 0-15936


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


Issuer's telephone number (612) 378-3053


Securities to be registered under Section 12(b) of the Exchange Act:

  Title of each class               Name of each exchange on which registered
  NONE                              NONE

Securities to be registered under Section 12(g) of the Exchange Act:

  Common Stock, $.01 par value
  ________________________________________________________________
                          (Title of class)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended February 29, 2000 were $1,277,502.

The aggregate market value of the issuer's Common Stock held by non-affiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of June 9, 2000 was approximately $1,028,900 based on the closing sale price of the issuer's Common Stock on such date).

Shares of Common Stock, $0.01 par value, outstanding on June 9, 2000: 9,262,130

                     DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                        HEALTH OUTCOMES MANAGEMENT, INC.
                                 FORM 10-KSB
                                     INDEX

PART I                                                                   Page

Item 1.  Description of Business                                            3
Item 2.  Description of Property                                            8
Item 3.  Legal Proceedings                                                  8
Item 4.  Submission of Matters to a Vote of Security Holders                8

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters           8
Item 6.  Management's Discussion and Analysis or Plan of Operation          9
Item 7.  Financial Statements                                              10
Item 8.  Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         10

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                11
Item 10. Executive Compensation                                            12
Item 11. Security Ownership of Certain Beneficial Owners and Management    15
Item 12. Certain Relationships and Related Transactions                    15

PART IV

Item 13. Exhibits and Reports on Form 8-K                                  16

Signatures                                                                 38

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

Health Outcomes Management, Inc. (the "Company" or "Health Outcomes"), a Minnesota corporation, is engaged in licensing proprietary software services to long-term care facilities, home healthcare agencies, retail pharmacies and hospitals. On June 15, 1994, the Company formed Pharmaceutical Care Outcomes, Inc. as a wholly owned subsidiary. Unless indicated otherwise, the term "Company" or "Health Outcomes" when used herein includes Health Outcomes Management, Inc. and its subsidiaries.

The Company's executive offices are located at 2331 University Avenue SE, Minneapolis, Minnesota 55414. The Company's telephone number is (612) 378-3053.

The Company markets its software products under the trade name "ASSURANCE" (tm). These comprehensive products and services are designed to give health care professionals the assurance that productivity and costs are being carefully managed. These services also give clinicians the assurance that patient care is optimized by using some of the most advanced technology available to provide successful patient healthcare outcomes.

PRINCIPAL PRODUCTS AND MARKETS

1.  Pharmacy Practice Software

The Assurance Patient-Centered Coordinated Comprehensive Pharmaceutical Care System (tm) incorporates two components. The first component is software designed to help the practitioner care for patients. The system is designed to implement the Peter's Institute of Pharmaceutical Care (of the University of Minnesota's) model of a generalist pharmaceutical care practice. The system tracks patient outcomes, allows extensive documentation of professional services performed, and generates billing and other supporting documents. The second component is software for network and practice management. This product permits information from many practice sites to be aggregated for analysis, quality assurance, and reimbursement purposes. Together, the two components enable a network of pharmacies to provide pharmaceutical care services to a broad base of patients while demonstrating significant cost savings to third party payers on an episode of care basis.

2.  Long-Term Care Software

The Company markets computer software services to long-term care facilities to provide the clinical documentation required by federal regulation. A shortage of nurses also makes computerized clinical records desirable. The Assurance Long-Term Care System (tm) utilizes a relational database. The Company also provides Point-of-Care remote data collection software for use at nursing stations. The Company's Assurance Financial System (tm) software may be installed singularly or as a complete system with the clinical documentation system. During fiscal year 1998, the Company entered into an agreement with Advanced Information Management (AIM) of Appleton, WI. As part of this relationship, the Company resells AIM's Windows (tm) based long-term care program, trains new customers on how to use the program, and provides on-going telephone support to customers.

3.  Home Healthcare Agencies Software

The Assurance Homecare System (tm) is designed for the collection and analysis of information needed to manage homecare patients when they no longer need to be in a hospital and are being cared for at home. Nurses can record their findings at a patient's home using Health Outcomes Management's unique Point-of-Care Software (tm) and a notebook computer. All information is then made available to the homecare agency and to the physicians via a relational database for activities such as clinical trend analysis and prompt billing. The Company's Assurance Financial System (tm) software may be installed alone or as part of a complete system with the Company's clinical documentation system.

4.  Hospital Software

Hospitals may utilize several of the Company's software services. Rehabilitation hospitals utilize a customized, computerized system specifically for the needs of the rehabilitation market segment. Procedures and reports are specific for the needs of treating acute care, long-term care and outpatient rehabilitation patients. Outcome management techniques are included to improve the likelihood of successful patient health outcomes.

Pharmacokinetics is the study of how drugs get into and out of a patient's body and the changes that take place while they are in the body. The Assurance Kinetics System (tm) makes it easier, faster and less costly to calculate proper dosages, and to track schedules of commonly monitored drugs. The heart of Health Outcomes Management's Assurance Kinetics System (tm) is the unique Health Outcomes Management software, updated with the latest findings in pharmacokinetic research.

Studies indicate that many patients in hospitals are suffering from malnutrition. The patient's nutritional status plays a major role in determining the outcome of any medical intervention. Health Outcomes Management's Assurance Nutrition System (tm) allows an institution or physician to provide a nutritional consult that is specifically geared to the severity of the patient's nutritional status.

5.  Continuing Support Services

All computerized Health Outcomes systems are licensed with an agreement for Health Outcomes to provide continuing support services via the Company's telephone helpline (1-800-STAT-911).

6.  Community Pharmacy Stores

During July 1996 and April 1997, the Company acquired certain assets of two community pharmacies located in the Minneapolis, Minnesota metropolitan area. At these community pharmacy locations, prescription and over-the-counter drugs were sold at the retail level. During fiscal year 1998, the Company divested itself of these pharmacies.

MARKETING AND DISTRIBUTION

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

The Company's marketing objective is to establish itself as a leader in providing clinical support services by placing a major emphasis on the service component of its business. To accomplish this, the Company has implemented the following strategies:

 * Offer a wide variety of clinical and financial support services that are adaptable to multiple healthcare applications and settings such as long-term care facilities, community pharmacies, home healthcare agencies and hospitals.

 * Distinguish Health Outcomes Management as a technology leader. The Company's expert staff of Doctors of Pharmacy and Registered Nurses enable Health Outcomes Management to stay on the leading edge of patient outcome management technology.

 * Provide a helpline (1-800-STAT-911) so that Health Outcomes Management clinical and financial experts are available to provide clinical and financial support services to its clients.

 * Exhibit the Company's products and services at important national trade shows and technical convocations.

 * Develop strategic alliances with healthcare providers.

The ASSURANCE 2001 systems are stand alone services which can be integrated, but are designed to meet specific productivity and outcome management needs of practitioners and clinicians. They are generally licensed directly by the Company to existing clients and prospects generated from magazine advertising, trade shows, direct mailings and direct sales efforts.

COMPETITION

The market for clinical information and financial software systems and services continues to undergo rapid development and is highly competitive. Although no one company directly competes with Health Outcomes entire line of services, many companies offer services that compete directly with individual Health Outcomes services, or offer alternatives to such services.

Principal competition for the individual markets are as follows:

 1. Assurance Long-Term Care System (tm) and Assurance Financial System (tm) competitors -
      Care Computer, MCS, Beechwood, AA Data Systems, Achieve, Melyx and Long-Term Computer Systems, as well as approximately 85 other suppliers.

 2.  Assurance Homecare System (tm) competitors -
      Infomed, Sandata, Delta, Kiyo, ProMac, RX:Home and Mesta Med.

 3.  Assurance Kinetics Systems (tm) competitors -
      Simkin, Cedar Systems and the Diagnostics Division of Abbott. The Abbott product is intended to primarily serve as a complement to Abbott's laboratory instruments.

 4. Assurance Coordinated Pharmaceutical Care System (tm) competitors - Carepoint, Encara, CareStream, JasCorp, Entaby and MedOutcomes. Many pharmaceutical dispensing systems advertise that they also provide pharmaceutical care. However, the Company believes that no competitive system currently provides comprehensive generalist patient care and drug outcomes measurement.

CUSTOMER DEPENDENCE

During the fiscal year ended February 29, 2000, one client accounted for a significant portion (10% or more) of the Company's revenues. This revenue is received on the Assurance Coordinated Pharmaceutical Care System (tm) only.

The Company is not dependent solely upon a single or few customers for a material portion of sales of any of its other products.

PATENTS AND TRADEMARKS

The Company currently holds no patents with respect to any of its products or services, but has filed for patent protection in relevant areas. Additionally, the Company seeks to protect proprietary information regarding its products and services as trade secrets by utilizing non-disclosure agreements with its employees, clients and others who are permitted access to such information.

GOVERNMENT APPROVALS

The Company is not required to obtain governmental approval of its products.

EFFECT OF GOVERNMENT REGULATIONS

Medical products and devices are subject to extensive federal regulations by the United States Food and Drug Administration (the "FDA") and are also subject to state regulations. To date, the FDA has not adopted any substantive regulation on computer software or related services and, currently, none of the Company's products or services is subject to FDA oversight.

Changes in reimbursement formulas and in the types of items eligible for reimbursement under government funded healthcare programs, and the availability and timing of funding appropriations for such programs, have affected the healthcare industry generally and may, directly or indirectly, affect the market for the Company's products and services.

RESEARCH AND DEVELOPMENT

The Company has spent approximately $151,580 and $127,236 on research and development efforts in the past two fiscal year ended February 29, 2000 and February 28, 1999, respectively. For fiscal year 2001, the Company intends to fund software development at approximately the same levels as last fiscal year.

ENVIRONMENTAL COMPLIANCE

Compliance with federal, state and local environmental provisions has had no effect on current or anticipated capital expenditures and has had no effect on earnings.

EMPLOYEES

As of June 9, 2000, the Company employed 10 staff members, 1 sales agent, and 3 contract employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases an approximated 6,500 square foot facility located at 2331 University Avenue SE, Minneapolis, Minnesota 55414. All operating entities are located within this facility. Rent is payable monthly in the amount of $8,169. In addition to such rent, the Company is obligated to pay certain operating costs and increases in real property taxes.

ITEM 3.  LEGAL PROCEEDINGS

As of June 9, 2000, the Company was not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock currently trades in the over-the-counter market on the NASD "Electronic Bulletin Board" under the symbol "HOMI". The following tables reflect the quarterly high and low bid quotations of the Common Stock. These quotations represent inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.


                      COMMON STOCK PRICE
                     High           Low
                     --------------------
Fiscal 2000
 1st Quarter         $ .15          $ .07
 2nd Quarter         $ .44          $ .11
 3rd Quarter         $ .20          $ .14
 4th Quarter         $ .28          $ .09

Fiscal 1999
 1st Quarter         $ .13          $ .08
 2nd Quarter         $ .13          $ .08
 3rd Quarter         $ .14          $ .06
 4th Quarter         $ .12          $ .06


As of June 9, 2000, there were approximately 260 shareholders "of record" (as defined in Rule 12g5-1 of the Securities Exchange Act of 1934) of the Company's Common Stock.

To date, the Company has paid no dividends and it does not intend to pay dividends in the foreseeable future. Future dividend policy with respect to the Common Stock will depend on conditions existing at the time, including the Company's earnings (if any), capital needs, financial condition, general business conditions and other factors considered by the Board of Directors.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION

For the plan of operation going forward for the next twelve months, please see the section designated 'Liquidity and Capital Resources', below.

RESULTS OF OPERATIONS - FISCAL 2000 vs. FISCAL 1999

The revenue from continuing operations was $1,277,502 for fiscal 2000, a decrease of 7.3% when compared to fiscal 1999 revenue from continuing operations of $1,377,990. Revenue from client support fees, licensing fees and training fees declined.

Net income from continuing operations in fiscal 2000 increased to $36,558 from $31,731 in fiscal 1999, an increase of 15.2%. Net income including discontinued operations in fiscal 2000 decreased to $45,270 from $244,444 in fiscal 1999, a decrease of 81.5%. The decrease was substantially impacted by gains from discontinued operations of fiscal 1999.

Cost of sales for fiscal 2000 was $835,616 compared to cost of sales for fiscal 1999 of $737,342, an increase of 13.3%. These costs were primarily based on associated costs of sales of the AIM software product and other additional hardware sold to clients.

Sales and marketing expense for fiscal 2000 was $676 compared to $4,846 for fiscal 1999, a decrease of 86.1%. The reduction was due to minimal marketing and advertising done in fiscal 2000.

Research and development expenses totaled $151,580 for fiscal 2000 when compared to $127,236 for fiscal 1999, an increase of 19.1%. These expenses were focused primarily on the pharmaceutical care product line.

General and administrative expenses for fiscal 2000 were $242,875 compared to $458,932 for fiscal 1999, a decrease of 47.1%. Administrative expenses have declined due to a reduction in staff and continued expense reduction efforts.

Net interest was $10,197 and $17,903 for fiscal 2000 and 1999, respectively. The 43.0% decrease was primarily due to the expiration of lease agreements. The interest costs related primarily to note holders, trade creditors and remaining leased equipment agreements.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $344,797 compared to a deficit of $338,385 for fiscal 2000 and 1999, respectively, an increase in deficit of $6,412. The decrease in working capital was substantially due to an increase in current maturities of long term debt and an increase in accounts payable.

The Company does not have commitments to purchase additional equipment, but does plan to continue to fund software development efforts at approximately the same levels as the prior fiscal year.

The Company's cash flow position has not shown significant improvement since the prior fiscal year; however, the Company is currently in negotiations with a potential buyer for a portion of the business or a portion of the Company's assets. Improved capital availability will depend on improved sales performance and continued containment of all operational costs. There can be no assurance that the Company's cash flow will improve or that it will experience profitable operations. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management intends to continue the following initiatives for the next twelve months:

 1. Market the Company's Assurance Coordinated Pharmaceutical Care System (tm) to community pharmacies, pharmacy benefit managers, and third party payers.

 2. Strengthen its relationship with Advanced Information Management (AIM) through additional sales of AIM's software to its clients and to new prospects.

 3. Reduce operating costs and ensure that the effectiveness of remaining expenditures is consistent with support of the Company's client base.

If operations and cash flow can be improved through these efforts, management believes that the Company's liquidity problems will be resolved and that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

FORWARD LOOKING INFORMATION

Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements and Independent Auditors' Report are included herein on the following pages:

Independent Auditors Report                                     17
Consolidated Balance Sheets                                     18
Consolidated Statements of Operations                           19
Consolidated Statements of Changes in Stockholders' Deficit     20
Consolidated Statements of Cash Flows                           21
Notes to Consolidated Financial Statements                   22-36

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with independent accountants during fiscal year 2000.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information regarding the Company's executive officers and directors as of June 9, 2000:


        Name              Age              Position
______________________  _______   __________________________

Peter J. Zugschwert       34      President, Chief Executive
                                  Officer and Director

Stanford M. Baratz        44      Director

Jonathan R. Gordon        48      Director

Matthew E. Goldberg       33      Director

Michael J. Frakes         48      Vice President

B. Marie Cooper           32      Controller and Principal
                                  Accounting Officer


Peter J. Zugschwert, age 34, has served as President of the Company since December 1997 and CEO of the Company since September 1997. Prior to joining the Company, he had been the Senior Vice President of Operations for Baratz Financial, Inc. since June 1995. Between 1993 and 1995, Mr. Zugschwert was a private business consultant in Chicago and Minneapolis.

Stanford M. Baratz, age 44, has been the President of Baratz Financial, Inc., a Minneapolis based private investment firm, since founding the company in 1994. Between 1985 and 1994, Mr. Baratz served in various capacities with the Welsh Companies, a Minneapolis based real estate firm, most recently as Executive Vice President. Mr. Baratz has been a director of the Company since September of 1997.

Jonathan R. Gordon, age 48, is the President of JR Gordon, Limited. Mr. Gordon is a Certified Public Accountant. Mr. Gordon has been a director of the Company since September of 1997.

Matthew E. Goldberg, age 33, was the President of In-Sight Optical, Inc. dba InVision, a retail optical store chain, from 1996 through 1998. Between 1992 and 1996, Mr. Goldberg was an account manager with Campbell-Mithun Esty, a Minneapolis based advertising agency. Mr. Goldberg has been a director of the Company since September of 1997.

Michael J. Frakes, Pharm.D., age 48, has served as Vice President of the Company since May 1986. Mr. Frakes was a co-founder of Data Med Clinical Services, Inc. in 1985. Mr. Frakes has primary responsibility for ongoing development of the Company's products and services. Mr. Frakes holds a Doctor of Pharmacy degree from the University of Minnesota.

B. Marie Cooper, age 32, joined the Company in April 1998 as its Controller and Principal Accounting Officer. From June 1995 to March 1998, Ms. Cooper was the Accounting Manager for Newcom Group, Inc. and its subsidiaries, as well as The Express Pages, LLC. Ms. Cooper holds a BA degree in Accounting from Augsburg College in Minneapolis, MN.


Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, the Company's directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

Effective October 23, 1997, each member of the Board of Directors receives in lieu of compensation, 800 shares of the Company's Common Stock per meeting. In addition, in consideration for their service, each of the new directors elected at the annual meeting of the shareholders on September 19, 1997 were granted a 5-year option to purchase 10,000 shares of the Company's stock exercisable at a price of $.08 per share ($.08 was the price of the Company's stock on the day of their agreement to serve, if elected). During the fiscal year ended February 29, 2000, Board of Director compensation totaled 6,400 shares. These shares have not yet been issued.

The following table sets forth the total compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and each executive officer of the Company whose total compensation exceeded $100,000 in 2000. (Note: No officer of the Company received compensation in excess of $100,000).

SUMMARY COMPENSATION TABLE


                               Annual Compensation              Long Term Compensation
                                                                  Awards           Payouts
                                                         Restricted    Securities   LTIP
Name and                                    Other Annual    Stock      Underlying  Payouts  All Other
Principal                  Salary   Bonus   Compensation   Award(s)   Options/SARs        Compensation
Position             Year    ($)     ($)         ($)         ($)           (#)       ($)       ($)
(a)                  (b)     (c)     (d)         (e)         (f)           (g)       (h)       (i)
________________________________________________________________________________________________________

(1)
Peter Zugschwert     2000  34,700                                                            61,550 (3)
President & CEO      1999  26,613                                                            67,550 (4)
                     1998  27,050                20,000 (5)

(2)
William Peter, Jr.   1998  97,960                 1,734 (6)
Former President


(1) Mr. Zugschwert has been Chairman of the Board Of Directors since September 19, 1997. He has been President and CEO since December 9, 1997.

(2) Mr. Peter was Chairman of the Board Of Directors until September 18, 1997 and President and CEO until December 8, 1997.

(3) During fiscal year 2000, Mr. Zugschwert was retained as a consultant to act as the President of the Company. Mr. Zugschwert billed the Company $96,250 during fiscal year 2000. Of this amount, $34,700 was paid by the Company in cash and $61,550 remains due and payable.

(4) During fiscal year 1999, Mr. Zugschwert was retained as a consultant to act as the President of the Company. Mr. Zugschwert billed the Company $94,163 during fiscal year 1999. Of this amount, $26,613 was paid by the Company in cash, $50,000 was converted into a note (see audited financials), and $17,550 remained due and payable at the end of fiscal year 1999.

(5) During fiscal year 1998, Mr. Zugschwert was retained as a consultant to act as the President of the Company. While his total compensation was $47,050, he accepted stock in lieu of cash compensation in the amount of $20,000.

(6) Amount shown represents a health insurance allowance paid to Mr. Peter.


The following table sets forth information concerning the value of stock options and warrants granted to the Company's executive officer named in the compensation table during the fiscal year ended February 29, 2000.

OPTION GRANTS AND EXERCISES IN FISCAL YEAR 2000


                  Options/SAR Grants during Fiscal Year

                        (Individual Grants)
                      Number of    % of Total
                     Securities   Options/SARs
                     Underlying    Granted to  Exercise or
                    Options/SARs   Employees   Base Price   Expiration
      Name           Granted (#)  in Fiscal Yr   ($/Sh)        Date
       (a)               (b)           (c)         (d)          (e)
_______________________________________________________________________

Peter J. Zugschwert       50,000        12%        $0.10      06/21/04
President & CEO


OPTIONS AND WARRANTS HELD AND OPTION VALUE FOR FISCAL YEAR 2000

The following table sets forth information concerning the value of stock options and warrants held by the Company's executive officer named in the compensation table as of February 29, 2000.


              Stock Options and Warrants Held and Fiscal Year End Option Values

                                                                           Value of Unexercised
                      Shares                 Number of Unexercised        in-the-money Options at
                    Acquired on   Value       Options/SARs at FYE               Year End (1)
     Name            Exercise   Realized   Exercisable  Unexercisable   Exercisable  Unexercisable
__________________________________________________________________________________________________

Peter J. Zugschwert      0         $0          30,000       45,000          $2,900       $4,050
President & CEO


(1) Based upon the average of the bid and ask price of $.19 for the Company's Common Stock on February 29, 2000 as reported by the OTC Bulletin Board.


EMPLOYMENT AGREEMENTS

On February 1, 1991, the Company entered an employment agreement with Michael
J. Frakes, for a term of three years. The agreement provides for automatic renewals for one-year periods, pursuant to which the agreement has been extended to January 31, 2001. Under the employment agreement with Mr. Frakes, he was paid $8,412 per month from February 1, 1996 to January 31, 1997. Beginning May 1, 1996, Mr. Frakes took a 10% voluntary salary reduction which is still in effect as of June 9, 2000. Mr. Frakes may also receive bonus compensation in the form of cash or shares of common stock. The employment agreement between the Company and Mr. Frakes contains certain restrictive covenants, including prohibition of the use of proprietary information by Mr. Frakes and restrictions on future competing employment. The restrictions on competing employment will be enforceable following termination of employment by the Company only if the Company continues to pay prescribed amounts each month during the period of restriction. Certain provisions of the agreement may require the Company to purchase all of Mr. Frakes' common shares, including unregistered shares, unexercised stock options and warrants at the average fair market value price upon termination or an ownership control change exceeding 40% control by an outside party.

STOCK OPTIONS

On February 17, 1986, the Board of Directors and the shareholders of the Company adopted a Stock Option Plan (the "Stock Option Plan") that authorizes the issuance of options to purchase an aggregate of 400,000 shares of the Company's Common Stock. As a result of the three-for-one stock split effective June 15, 1987, the number of shares authorized and reserved for grant of options was increased to 1,200,000. As of June 15, 2000, incentive stock options for the purchase of 133,815 shares remained outstanding under the Stock Option Plan. During February 1996, the Company's 1986 Stock Option Plan expired. No additional stock options can be issued under the Stock Option Plan.

On June 21, 1999, the Company, by resolution of its Board of Directors, issued 425,000 non-qualified stock options to employees and contractors for incentive and retention purposes. These options were not issued pursuant to any previously adopted plan. As of June 9, 2000, non-qualified options for the purchase of 908,800 shares remained outstanding.

Options to purchase a total of 270,300 shares were held by the Company's officers and directors as a group as of February 29, 2000. The Company's current employees (including certain officers and directors) held options to purchase a total of 760,815 shares at the same date.

WARRANTS

The Company issued no warrants in fiscal year 2000. As of June 9, 2000, warrants for the purchase of 165,000 shares remained outstanding.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding securities ownership of all directors of the Company, the directors and officers of the Company as a group, and all persons known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock of the Company as of February 29, 2000.

Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.


                              Shares of Common Stock Beneficially Owned
                            _____________________________________________
Name                         Number of Shares          Percent Owned (1)
_______________________     __________________        ___________________
William A. Peter, Jr.          1,185,919  (2)                  12.80%

Michael J. Frakes                327,799  (3)                   3.54%
Peter J. Zugschwert              720,130  (4)                   7.78%
Jonathan R. Gordon                76,400  (5)                    .82%
Stanford M. Baratz                57,400  (5)                    .62%
Matthew E. Goldberg               16,400  (5)                    .18%
B. Marie Cooper                   18,750  (6)                    .20%

All Officers and Directors
 as a group (6 persons)        1,216,879  (7)                  13.14%


(1)  Based upon 9,262,130 outstanding shares of Common Stock as of June 9, 2000.
(2) Includes 115,000 shares which may be purchased pursuant to warrants, exercisable within 60 days of the date hereof.
(3) Includes 30,000 shares which may be purchased pursuant to warrants and 67,500 shares which may be purchased pursuant to stock options, exercisable within 60 days of the date hereof.
(4) Includes 30,000 shares which may be purchased pursuant to stock options and 500,000 shares which may be purchased pursuant to convertible debt, exercisable within 60 days of the date hereof.
(5) Includes 10,000 shares which may be purchased pursuant to stock options, exercisable within 60 days of the date hereof.
(6) Includes 13,750 shares which may be purchased pursuant to stock options, exercisable within 60 days of the date hereof.
(7) Includes 671,250 shares which certain directors and officers may purchase pursuant to warrants and stock options, exercisable within 60 days of the date hereof.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At February 29, 2000, the Company had a $50,000 note and outstanding accounts payable of $61,550 with Mr. Zugschwert related to consulting services rendered.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Reference is made to the Exhibit Index hereinafter contained on page 37 of this report.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter ended February 29, 2000.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Health Outcomes Management, Inc.
Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Health Outcomes Management, Inc. and Subsidiaries as of February 29, 2000 and February 28, 1999 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Outcomes Management, Inc. and Subsidiaries as of February 29, 2000 and February 28, 1999 and the results of their operations and their cash flows for the three years in the period ended February 29, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Health Outcomes Management, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity's net working capital deficiency and stockholders' deficit raise substatial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SCHWEITZER KARON & BREMER, LLC
Certified Public Accountants
Minneapolis, Minnesota
June 9, 2000

                      HEALTH OUTCOMES MANAGEMENT, INC.
                              AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


__________________________________________________________   _______________
                                             February 29,      February 28,
                                                    2000              1999
__________________________________________________________   _______________
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                  $     47,009     $      30,034
 Trade receivables, less allowance
  for doubtful accounts of $4,700
  and $7,800 in 2000 and 1999,
  respectively                                    53,768            63,937
 Prepaid expenses                                 11,214            13,768
__________________________________________________________   _______________
Total current assets                             111,991           107,739

PROPERTY AND EQUIPMENT, net                       13,431            25,613
__________________________________________________________   _______________
Total assets                                $    125,422     $     133,352
____________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Current maturities of long-term debt       $     93,598           36,274
 Current installments of obligations
  under capital leases                             3,531           10,000
 Accounts payable                                192,979          156,611
 Deferred revenue                                110,701          186,928
 Accrued compensation                             32,410           36,731
 Accrued payroll taxes                            10,497           11,103
 Accrued interest                                  6,212              329
 Other current liabilities                         6,860            8,148
__________________________________________________________   ______________
Total current liabilities                        456,788          446,124

LONG-TERM DEBT, less current maturities                0           71,300

OBLIGATION UNDER CAPITAL LEASES, less
  current installments                                 0            4,604
__________________________________________________________   ______________
Total liabilities                                456,788          522,028
__________________________________________________________   ______________

COMMITMENTS AND CONTINGENCIES (Note 7,13,14)

STOCKHOLDERS' DEFICIT:
 Common stock, $.01 par value; authorized
   15,000,000 shares; issued and
   outstanding shares 9,262,130 in 2000
   and 9,198,761 in 1999                          92,622          91,988
 Additional paid-in capital                    4,815,148       4,803,742
 Accumulated deficit                          (5,239,136)     (5,284,406)
__________________________________________________________   _____________
Total stockholders' deficit                     (331,366)       (388,676)
__________________________________________________________   _____________
Total liabilities and stockholders' deficit  $   125,422     $   133,352
__________________________________________________________________________


                      HEALTH OUTCOMES MANAGEMENT, INC.
                              AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
   YEARS ENDED FEBRUARY 29, 2000, FEBRUARY 28, 1999, AND FEBRUARY 28, 1998


_______________________________________________________   _____________   _____________
                                                 2000            1999            1998
_______________________________________________________   _____________   _____________
Revenues                                  $ 1,277,502     $ 1,377,990     $ 1,160,675
Cost of revenues                              835,616         737,342         806,928
_______________________________________________________   _____________   _____________
Gross Profit                                  441,886         640,648         353,747
_______________________________________________________   _____________   _____________

Operating expenses
 Research and development                     151,580         127,236         128,740
 Selling and marketing                            676           4,846         115,962
 General and administrative                   242,875         458,932         472,814
_______________________________________________________   _____________   _____________
Total operating expenses                      395,131         591,014         717,516
_______________________________________________________   _____________   _____________

Operating income (loss)                        46,755          49,634        (363,769)

Other income (expense)
 Interest income                                    0           2,441           3,801
 Interest expense                             (10,197)        (20,344)        (12,740)
_______________________________________________________   _____________   _____________

Income (loss) from continuing operations       36,558          31,731        (372,708)

Discontinued operations (Note 14)

 Income (loss) from operations of
  discontinued retail pharmacy division             0               0        (114,061)

 Gain (loss) on disposal of retail
  pharmacy division                             8,712         212,713        (215,666)
_______________________________________________________   _____________   _____________
Net income (loss)                         $    45,270     $   244,444     $  (702,435)
_______________________________________________________________________________________


Net Income (Loss) Per Share Data
Basic
 Income (loss) from continuing operations $      0.00     $      0.00     $     (0.04)
 Net income (loss) per share              $      0.00     $      0.03     $     (0.08)
 Shares used in per share calculations      9,198,761       8,872,853       8,574,910

Diluted
 Income (loss) from continuing operations $      0.00     $      0.00     $     (0.04)
 Net income (loss) per share              $      0.00     $      0.03     $     (0.08)
 Shares used in per share calculations     10,079,052       8,913,096       8,574,910


                      HEALTH OUTCOMES MANAGEMENT, INC.
                              AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT YEARS ENDED FEBRUARY 29, 2000, FEBRUARY 28, 1999, AND FEBRUARY 28, 1998


_____________________________________________________________________________________________________________________

                               Preferred          Common          Additional                  Note Rec
                                 Stock             Stock           Paid In     Accumulated      from         Total
                             Shares Amount    Shares    Amount     Capital       Deficit       Officer      Deficit
_____________________________________________________________________________________________________________________
Balance, February 28, 1997      0     $0    8,499,029   $84,990   $4,724,568   ($4,826,415)   ($69,500)   ($ 86,357)
 Issuance of common stock       0     $0      373,824   $ 3,739   $   45,626    $        0     $     0     $ 49,365
 Net loss                       0     $0            0   $     0   $        0   ($  702,435)    $     0    ($702,435)
 Payments received on note
  receivable from officer       0     $0            0   $     0   $        0    $        0     $69,500     $ 69,500
_____________________________________________________________________________________________________________________
Balance, February 28, 1998      0     $0    8,872,853   $88,729   $4,770,194   ($5,528,850)    $     0    ($669,927)
 Issuance of common stock       0     $0      325,908   $ 3,259   $   33,548    $        0     $     0       36,807
 Net income                     0     $0            0   $     0   $        0    $  244,444     $     0     $244,444
_____________________________________________________________________________________________________________________
Balance, February 28, 1999      0     $0    9,198,761   $91,988   $4,803,742   ($5,284,406)    $     0    ($388,676)
 Issuance of common stock       0     $0       63,369   $   634   $   11,406    $        0     $     0     $ 12,040
 Net income                     0     $0            0   $     0   $        0    $   45,270     $     0     $ 45,270
_____________________________________________________________________________________________________________________
Balance, February 29, 2000      0     $0    9,262,130   $92,622   $4,815,148   ($5,239,136)    $     0    ($331,366)


                        HEALTH OUTCOMES MANAGEMENT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   YEARS ENDED FEBRUARY 29, 2000, FEBRUARY 28, 1999, AND FEBRUARY 28, 1998


_________________________________________________________________________________________________________
                                                               2000              1999              1998
_________________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                    $      45,270     $     244,444     $    (702,435)
___________________________________________________   _______________   _______________   _______________
 Adjustments to reconcile net income (loss) to cash
 provided by operating activities:
  Depreciation                                               11,814            29,771            57,002
  Amortization                                                    0            17,073            40,264
  Provision for losses on trade receivables                   2,820             3,897            13,613
  Net recoveries (writeoffs) of bad debts                    (5,920)           (9,497)          (35,213)
  Loss (gain) on disposal of inventory and equipment         (1,191)           (3,425)           49,048
  Loss (gain) on disposal of segment                         (8,712)         (212,542)          208,550
  Accrued severence expense converted to note payable             0            26,500                 0
  Interest on capital leases                                      0            (1,522)                0
  Accrued consulting fees converted to note payable               0            50,000                 0
  Stock issued as payment for services performed                  0                 0            49,365
 Changes in operating assets and liabilities, net of
 acquisitions:
  Decrease (increase) in trade receivables                   13,269           (14,435)           70,100
  Decrease (increase) in inventory                                0                 0            16,498
  Decrease (increase) in prepaid expenses                     2,554             1,615             1,983
  Increase (decrease) in accounts payable                    45,080           (77,934)          161,634
  Increase (decrease) in deferred revenue                   (76,227)         (139,147)           12,149
  Increase (decrease) in accrued compensation                (4,321)            1,253           (21,069)
  Increase (decrease) in payroll taxes                         (606)              432            (4,308)
  Increase (decrease) in accrued interest                     5,883               329                 0
  Increase (decrease) in other current liabilities           10,752            32,141           (12,794)
_____________________________________________________________________   _______________   _______________
Total adjustments                                            (4,805)         (295,491)          606,822
_____________________________________________________________________   _______________   _______________
Cash flows provided by (used in) operating activities        40,465           (51,047)          (95,613)
_____________________________________________________________________   _______________   _______________
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                        (4,621)                0           (21,698)
 Proceeds from the sale of equipment                            205             3,425             2,310
 Proceeds from the sale of customer list                          0                 0            14,091
 Purchase of pharmacy assets                                      0                 0           (10,000)
_____________________________________________________________________   _______________   _______________
Cash flows provided by (used in) investing activities        (4,416)            3,425           (15,297)
_____________________________________________________________________   _______________   _______________
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments received on note receivable                   0                 0            69,500
 Principal payments under capital lease obligations          (5,098)          (19,799)          (43,214)
 Repayments of note payable assumed in acquisition           (6,000)           (4,500)           (4,684)
 Principal payments under other notes payable               (29,976)          (17,761)                0
 Proceeds from notes payable                                 22,000                 0                 0
_____________________________________________________________________   _______________   _______________
Cash flows provided by (used in) financing activities       (19,074)          (42,060)           21,602
_____________________________________________________________________   _______________   _______________
Increase in cash and cash equivalents                        16,975           (89,682)          (89,308)

Cash and cash equivalents
 Beginning                                                   30,034           119,716           209,024
_____________________________________________________________________   _______________   _______________
 Ending                                                $     47,009     $      30,034     $     119,716
_________________________________________________________________________________________________________
Cash paid during the year for interest                 $      4,314     $      21,537     $      19,415
_________________________________________________________________________________________________________


                       HEALTH OUTCOMES MANAGEMENT, INC.
                               AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

Health Outcomes Management, Inc. (the Company) formerly known as Data Med Clinical Support Services, Inc., and its wholly owned subsidiaries, develop and supply computer software systems and services to the healthcare industry and sell prescription and over-the-counter drugs at the retail level. During 1998, the Company disposed of its retail prescription and over-the-counter drug operations.

The Company markets clinical and financial software systems and related services used for the management of community pharmacies, long-term care nursing facilities, homecare facilities and hospital departments. The various software systems have been designed to meet the needs of the specific industry and require little or no production, modification or customization.

Significant accounting policies of the Company are summarized below:

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The wholly owned subsidiaries are in action as of February 2000.

Fair Value of Financial Instruments:

The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

Use of estimates:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes:

The Company utilized Financial Accounting Standard No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Property and equipment:

Property and equipment are recorded at cost. Expenditures for renewals and betterments are capitalized. Repairs and maintenance costs are charged to expense. Additionally, where required by generally accepted accounting principles, all significant equipment leases are capitalized as installment purchases. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in the results of operations.

Depreciation and amortization:

Depreciation of property and equipment is provided over the useful lives of the respective assets on a straight-line basis. The useful lives, for financial reporting purposes, range from three to seven years.

                      HEALTH OUTCOMES MANAGEMENT, INC.
                             AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant accounting policies of the Company are summarized below: (continued)

Research and development:

Research and development costs are charged to expense as incurred.

Revenue recognition:

In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition", which superseded SOP 91-1. SOP 97-2 was adopted by the Company in the fiscal year beginning March 1, 1998. SOP 97-2 provides guidance on applying generally accepted accounting principles for software recognition transactions. Based on the Company's interpretation of the requirements of SOP 97-2, as amended, application of this statement has not materially impacted the Company's revenues, result of operation or financial position.

The Company generates several types of revenue including the following:

Software Licenses
_________________
The Company licenses software for which revenues are generally recognized when a non-cancelable license agreement is signed, the customer has completed necessary training, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. For customer license agreements which meet these recognition criteria, the portion of the fees related to software licenses will generally be recognized in the current period, while the portion related to services (maintenance, support and consulting) is recognized over the period the services are to be performed. For arrangements including multiple elements, revenues are allocated to the various elements based upon vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value is determined by the price charged when the same element is sold separately. When the Company is acting as a reseller, the software license revenue is not recognized until the license has been delivered and necessary training has been completed.

Training and Education Services
_______________________________
The Company provides training and education services to its customers in the use of its software products. Classes held either at the Company's training facilities or the customer's site generally run 3-5 days; revenues from such services are recognized at completion of the training. VSOE is determined by the price charged when the same element is sold separately. It is not essential to the functionality of any other element of the transaction, and the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of this service.

Software Maintenance and Support
________________________________
The Company enters into agreements with its software customers to provide post-contract support (PCS) activities including industry consulting, software support and software maintenance. These agreements vary in length from one month to three years. The maintenance agreements include certain program updates, which principally result from various changes in regulations affecting the healthcare industry. These updates are unspecified. There is no implicit or explicit commitment or agreement to deliver any upgrades or enhancements at any time. They are provided on a when-and-if available basis. Support fees are considered PCS and are recognized ratably. Maintenance is included in the pricing of support fees and therefore is also recognized ratably.

Deferred revenue:

Revenues related to post-contract support agreements (generally product maintenance and consulting agreements) are deferred and recognized ratably over the period of the agreement, in most instances one year.

The Company defers revenues received for software licenses that do not meet its revenue recognition criteria until such criteria are met.

                       HEALTH OUTCOMES MANAGEMENT, INC.
                               AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant accounting policies of the Company are summarized below: (continued)

Net income (loss) per common share:

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, effective February 28, 1998. SFAS 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during that period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options and warrants and conversion of preferred stock and convertible debt for all periods. All prior period net income (loss) per share amounts have been restated to comply with SFAS No. 128.

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

Non-compete agreements:

As a part of a purchase of certain assets of a business, the Company acquired non-compete agreements. These agreements are being amortized over five years. The related amortization expense was $0 in 2000, $15,000 in 1999 and $30,000 in 1998.

Cash and cash equivalents:

For purposes of the cash flow statement, the Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

                      HEALTH OUTCOMES MANAGEMENT, INC.
                             AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock based compensation:

The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. The Company has adopted the disclosure requirements of Statements of Financial Accounting Standard No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation.

New accounting pronouncements:

In October 1997, the AICPA issued Statement of Position (SOP) 97-2 on Software Revenue Recognition that supersedes SOP 91-1. The SOP is effective for all fiscal years beginning after December 31, 1997. The Company's adoption of this statement had no material effect on its net income.

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the fiscal year ended February 28, 1999. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding the allocation of resources and assessment of performance. Since the closing of the pharmacy operations, the Company has viewed its operations as principally one segment, the sale and service of software to the healthcare industry. As a result, the information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

The Company generates all of its sales throughout the United States.

Note 2.  CONTINUATION AS A GOING CONCERN

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. The Company incurred an operating loss from continuing operations of $372,708 during the year ended February 28, 1998, an operating profit of $31,731 from continuing operations during the year ended February 28, 1999, and an operating profit of $36,558 from continuing operations during the year ended February 29, 2000. As of February 29, 2000, the Company had an accumulated deficit of $5,239,136, a stockholders' deficit of $331,366, and a working capital deficit of $344,797. Accordingly, there is substantial doubt about the Company's ability to continue in existence. The Company's continued existence is dependent upon management's ability to sustain profitable operations and resolve its liquidity problems. Management anticipates profitability will return and that liquidity problems will be resolved as a result of the actions described below. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                       HEALTH OUTCOMES MANAGEMENT, INC.
                              AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.  CONTINUATION AS A GOING CONCERN (CONTINUED)

Management has adopted the following plans for the coming year:

 * Continue to market the Company's Assurance Coordinated Pharmaceutical Care System (tm) to community pharmacies, pharmacy benefit managers, and third party payers.

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

Management believes that under the plan, operations and cash flows will continue to improve and will be sufficient to support the Company's liquidity requirements through February 28, 2001. However, no assurance can be given that management's actions will result in continued profitable operation and the resolution of its liquidity problems.

                        HEALTH OUTCOMES MANAGMENT, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.  BUSINESS ACQUISITIONS

During 1997, the Company acquired certain assets of Edina Pharmacy, a community pharmacy located in Minneapolis, MN. Assets acquired include inventory, fixtures and equipment, and the patient list. The purchase price was $47,408, of which $12,000 was paid in cash. The transaction was accounted for using the purchase method of accounting. The accompanying consolidated financial statements include results of operations of the acquired business from the date of acquisition.

During 1998, the Company acquired certain assets of Preserve Rexall Drug, a community pharmacy located in Eden Prairie, MN. The Company acquired some fixtures and the patient list. The purchase price was $40,000 of which $10,000 was paid in cash. The remaining balance of $30,000, payable by the Company in eleven equal monthly installments, was paid off during 1998. Similar to Edina Pharmacy which was acquired in July 1996, the Company planned to develop this pharmacy into a prototype store applying patient care concepts utilizing the Company's Assurance Coordinated Pharmaceutical Care System (tm) software. During 1998, the Company discontinued the operations of both the Edina and Eden Prairie facilities (see Note 14).

                         HEALTH OUTCOMES MANAGEMENT, INC.
                                 AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:


__________________________________________________________________________
                                                         2000        1999
__________________________________________________________________________
Property acquired under capitalized leases          $  10,379   $  41,649
Furniture and equipment                               423,039     588,555
__________________________________________________________________________
                                                      433,418     630,204
Less accumulated amortization and depreciation,
 including accumulated amortization on equipment
 acquired under capital leases $7,929 and
 $29,889, respectively                               (419,987)   (604,591)
__________________________________________________________________________
Net property and equipment                          $  13,431  $   25,613
__________________________________________________________________________


Note 5.  OTHER ASSETS

Capitalized Software
____________________

New software products, developed in 1998, were expensed as incurrred due to the lack of significant revenues generated from such products. No new software products were developed during 2000 or 1999, however, the Company continued to modify and improve its existing products. Costs related to these improvements and Year 2000 compliance, were expensed.

Amortization of capitalized computer software costs was $0, $2,073, and $2,764 in 2000, 1999 and 1998, respectively.

                      HEALTH OUTCOMES MANAGEMENT, INC.
                              AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.  LONG-TERM DEBT

Long-term debt consisted of the following:


_____________________________________________________________________________
                                                             2000       1999
_____________________________________________________________________________
Note payable maturing March 2000, payable in
monthly installments of $500, including interest
at 8.0%.                                                 $    298   $  6,298

Note payable retired July 1999, payable in
monthly installments of $1,102, including interest
at 10.0%, secured by specific computer equipment.               0      5,376

Note payable maturing December 2000, payable  in
average monthly installments of $1,167, secured by
inventory, receivables, equipment and general
intangibles.                                               14,000     29,000

Note payable to related party maturing June 2000,
including interest at 8.0%, and secured by
inventory, receivables, equipment and general
intangibles, fully subordinate to other obligations
of the Company as designated by the Board of
Directors, and convertible into common stock at a
conversion price of $.10 per share. Interest accrued
and unpaid at February 29, 2000 and February 28, 1999
was $4,200 and $200, respectively.                         50,000     50,000

Notes payable to contractors maturing December
2000, including interest at 8.0%, and secured by
inventory, receivables, equipment and general
intangibles, fully subordinate to other obligations
of the Company as designated by the Board of Directors,
and convertible into common stock at a conversion
price of $.10 per share.                                   22,000          0

Note payable to former employee maturing November
2000, payable in monthly installments of $800,
including interest at 10%.                                  7,300     16,900
_____________________________________________________________________________
                                                           93,598    107,574
Less current maturities                                    93,598     36,274
_____________________________________________________________________________
Total long-term maturities                               $      0   $ 71,300
_____________________________________________________________________________


Scheduled principal payments of long-term debt are as follows:


____________________________________
Year                         Amount
____________________________________
2001                        $ 93,598
____________________________________
Total                       $ 93,598
____________________________________


                         HEALTH OUTCOMES MANAGEMENT, INC.
                                 AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.  LEASES

The Company currently leases its corporate office facility under an operating lease agrement, which expires December 31, 2000.

Rental expense in 2000, 1999 and 1998 was $96,272, $109,864 and $150,069,
respectively.

Future minimum rental payments due under non-cancelable operating leases are as follows:


____________________________________________________________________________
                                                                    Amounts
____________________________________________________________________________
2001                                                               $ 81,690
____________________________________________________________________________
Total                                                              $ 81,690
____________________________________________________________________________


Future minimum lease payments under capital lease obligations are as follows:


____________________________________________________________________________
                                                                    Amounts
____________________________________________________________________________
2001                                                                  3,839
____________________________________________________________________________
Total                                                                 3,839
Less amounts representing interest                                     (308)
____________________________________________________________________________
Present value of net minimum lease payments                           3,531
Less current installments                                            (3,531)
____________________________________________________________________________
Obligations under capital leases, excluding current installments   $      0
____________________________________________________________________________


All equipment purchased under capital leases is pledged as collateral.

                      HEALTH OUTCOMES MANAGEMENT, INC.
                              AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.  INCOME TAXES

There was no income tax expense or benefit amounts recorded for 2000, 1999 or 1998.

The provision for income taxes from continuing operations for the years ended February 29, 2000, and February 28, 1999 and 1998, differs from the statutory federal tax rate applied as follows:


___________________________________________________________________________
                                             2000         1999        1998
___________________________________________________________________________
Federal tax calculated at the
 statutory rate                               34%          34%        (34%)
State taxes, net                               2%           2%         (2%)
Change in valuation allowance                (36%)        (36%)        36%
___________________________________________________________________________
                                               0%           0%          0%
___________________________________________________________________________


Deferred taxes, calculated using an effective tax rate of 36% in 2000, 1999 and 1998 consist of the following:


_______________________________________________________________________________
                                              2000          1999          1998
_______________________________________________________________________________
Deferred tax assets:
 Capital leases                        $       300    $     (200)       11,000
 Book depreciation greater than tax          4,000        10,800        18,000
 Trade receivables                           1,700         2,800         4,800
 Net operating loss carryforwards        1,652,400     1,670,400     1,620,000
 Deferred revenue                           39,900        67,300       117,400
_______________________________________________________________________________
Gross deferred tax assets                1,698,300     1,751,100     1,771,200
Less valuation allowance                (1,698,300)   (1,751,100)   (1,771,200)
_______________________________________________________________________________
Net deferred tax assets                $         0    $        0    $        0
_______________________________________________________________________________


As of February 29, 2000, the Company had net operating loss carryforwards for tax reporting purposes of approximately $4,590,000, which expire beginning in 2002. Included in the above carryforward amounts are approximately $670,000 of net operating losses attributable to the former separated operations of STAT Systems, Inc., utilization of which is restricted subject to the annual limitations specified by the Internal Revenue Code of 1986 as amended.

Note 9.  NET INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted net income
(loss) per share:


________________________________________________________________________________
                                                2000         1999          1998
________________________________________________________________________________
Income (loss) from
continuing operations                      $  36,558    $  31,731    $ (372,708)

Discontinued operations                        8,712      212,713      (329,727)
________________________________________________________________________________
Net income (loss) available to common
shareholders, for basic earnings per
share                                      $  45,270    $ 244,444    $ (702,435)
________________________________________________________________________________

Income (loss) from
continuing operations                      $  36,558    $  31,731    $ (372,708)

Plus interest on convertible debt              5,993            0             0
________________________________________________________________________________
Income (loss) from continuing
operations available to common
shareholders, for diluted
earnings per share                         $  41,551    $  31,731    $ (372,708)

Discontinued operations                        8,712      212,713      (329,727)
________________________________________________________________________________
Net income (loss) available to
common shareholders, for diluted
earnings per share                         $  50,263    $ 244,444    $ (702,435)
________________________________________________________________________________


                      HEALTH OUTCOMES MANAGEMENT, INC.
                              AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.  NET INCOME (LOSS) PER SHARE (CONTINUED)

The following table presents the computation of basic and diluted net income
(loss) per share: (continued)


___________________________________________________________________________________
                                            2000             1999             1998
___________________________________________________________________________________
Reconciliation of shares used in basic and diluted per share calculations:

Denominator for basic income
per share - weighted average
common shares outstanding              9,198,761        8,872,853        8,574,910
Effect of dilutive securities:
 Stock Options                           242,263           34,764                0
 Warrants                                      0                0                0
 Convertible Debt                        638,028            5,479                0
___________________________________________________________________________________
Denominator for diluted net
income (loss) per share
adjusted weighted average
shares and assumed conversions        10,079,052        8,913,096        8,574,910
___________________________________________________________________________________

Basic per share data:
Income (loss) from continuing
 operations                            $    0.00        $    0.00        $   (0.04)
Discontinued operations                $    0.00        $    0.03        $   (0.04)
___________________________________________________________________________________
Net income (loss)                      $    0.00        $    0.03        $   (0.08)
___________________________________________________________________________________

Diluted per share data:
Income (loss) from continuing
 operations                            $    0.00        $    0.00        $   (0.04)
Discontinued operations                $    0.00        $    0.03        $   (0.04)
___________________________________________________________________________________
Net income (loss)                      $    0.00        $    0.03        $   (0.08)
___________________________________________________________________________________


Note 10.  STOCKHOLDERS' DEFICIT

Stock issuances:

During 1998, 373,824 shares of common stock were awarded to related parties, directors, associates and consultants as payment for services performed.

During 1999, 325,908 shares of common stock were issued as part of the Company match benefit for the 401(k) retirement plan.

During 2000, 63,369 shares of common stock were issued as part of the Company match benefit for the 401(k) retirement plan.

Preferred stock:

The Company has authorized Series A, convertible preferred stock. All preferred shares are non-voting, receive no dividends, and have liquidation preference over the Company's common stock. All 1,000,000 preferred shares are unissued and are undesignated as of February 29, 2000.

                        HEALTH OUTCOMES MANAGEMENT, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.  STOCKHOLDERS' DEFICIT (CONTINUED)

Stock option:

In February 1986, the Company adopted a stock option plan providing for the issuance of up to 1,200,00 shares of common stock to associates, members of the board of directors and other non-employee agents of the Company. The exercise price of the options must be at least 100% (110% for stockholders with 10% or more ownership) of the fair market value of the common stock as of the date of grant. Generally, options are exercisable for a period of ten years (five years for shareholders with 10% or more ownership) commencing on the date of grant.

During February 1996, the Company's 1986 stock option plan expired. No additional stock options can be issued under this plan to associates, members of the board of directors, or other non-employee agents of the Company without shareholder approval of a new stock option plan.

During 2000 and 1999, the Company granted non-qualified options to various employees, directors, and non-employee agents.

Information with respect to options for the Company's common shares is summarized as follows:


____________________________________________________________________________
                                                            Non-Qualified
                                        Incentive Options      Options
____________________________________________________________________________
                                                Weighted          Weighted
                          Price per             Average           Average
                            Share        Stock  Exercise   Stock  Exercise
                            Range       Options   Price   Options   Price
____________________________________________________________________________
Balance
February 28, 1997        $0.25  $0.97   412,815   $0.48   133,000   $0.46

Granted                  $0.08  $0.23         0           202,000   $0.22
Exercised                                     0                 0
Canceled                 $0.25  $0.97  (130,500)  $0.51         0
____________________________________________________________________________
Balance
February 28, 1998        $0.08  $0.97   282,315   $0.46   335,000   $0.29

Granted                  $0.10  $0.10         0           246,400   $0.10
Exercised                                     0                 0
Canceled                 $0.28  $0.97   (57,500)  $0.47   (28,000)  $0.32
____________________________________________________________________________
Balance
February 28, 1999        $0.10  $0.97   224,815   $0.47   553,400   $0.21

Granted                  $0.10  $0.35         0       0   451,400   $0.10
Exercised                                     0                 0
Canceled                 $0.10  $0.97   (91,000)  $0.36   (96,000)  $0.25
____________________________________________________________________________
Balance                  $0.10  $0.97   133,815   $0.54   908,800   $0.15
February 29, 2000
____________________________________________________________________________


At February 29, 2000 and February 28, 1999 and 1998, currently exercisable options aggregated 567,115, 497,215 and 388,565 shares of common stock, respectively, and the weighted average exercise price of those options was $0.29, $0.37 and $0.37, respectively.

                          HEALTH OUTCOMES MANAGMENT, INC.
                                  AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.  STOCKHOLDERS' DEFICIT (CONTINUED)

Stock option plan: (continued)

The weighted average fair values of options granted were as follows:


_____________________________________________________
                                       Estimated
                                    Weighted Average
                                       Fair Value
_____________________________________________________
1998 grants                         $         .22
_____________________________________________________
1999 grants                         $         .03
_____________________________________________________
2000 grants                         $         .09
_____________________________________________________


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998.


_______________________________________________________________
                                   2000       1999       1998
_______________________________________________________________
Risk-free interest rate            5.80%      4.39%      6.18%
Expeced life of options          5 years    7 years    9 years
Expected volatility                 164%         9%        52%
Expected dividend yield               0%         0%         0%
______________________________________________________________


The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's fiscal 1998 net loss and loss per share would have been increased by approximately $35,000 or $0.01 per share. Fiscal 2000 net income and earnings per share would have been reduced by approximately $30,000 or $0.003 per share.

Pro forma amounts reflect only options granted in 1996 and after. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to March 1, 1995 is not considered.

Warrants:

From time to time the Company grants warrants to officers, employees and non-employees in consideration for loans extended to the Company and for recognition of services performed.

Information with respect to warrants for the Company's common shares is summarized as follows:


                                                Average
                                             Exercise Price
                                 Shares        Per Share
____________________________________________________________
Balance
February 28, 1997               215,000     $     0.37

Canceled                        (50,000)    $     0.30
____________________________________________________________
Balance
February 28, 1998               165,000     $     0.39

Canceled                              0
___________________________________________________________
Balance
February 28, 1999               165,000     $     0.39
___________________________________________________________
Balance
February 29, 2000               165,000     $     0.39
___________________________________________________________


All warrants are exercisable and expire during 2001.

                         HEALTH OUTCOMES MANAGEMENT, INC.
                                 AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental schedule of non-cash investing and financing activities:

In 2000, the Company issued 63,369 shares of common stock in payment of a $12,040 matching contibution to the Company's 401(k) retirement plan.

In 1999, the Company issued 325,908 shares of common stock in payment of a $36,807 matching contribution to the Company's 401(k) retirement plan.

In 1999, the Company entered into an installment contract obligation of $30,000 with a vendor, as a result of the restructuring of an accounts payable obligation with the same vendor.

In 1999, the Company entered into an installment contract of $12,537 with a lessor, as a result of the restructuring of a capital lease obligation, with the same lessor, upon termination of the lease.

In 1998, the Company incurred a net installment contract obligation of $24,416 associated with the purchase of pharmacy assets and equipment.

In 1998, the Company received credits totaling $15,500 from vendors for pharmacy inventory disposed of in connection with disposition of the operations.


Note 12.  EMPLOYMENT AGREEMENT

On February 1, 1991, the Company entered into employment agreements with its then President and Vice President which provided for their employment for a term of three years with automatice renewal of the term for one year periods thereafter, unless terminated by the Company within provisions of the agreement, or by the President or Vice President for any reason upon twelve weeks advance notice. The Company may be required to purchase all of the employees' common shares including unregistered shares, unexercised stock options and warrants at the average fair market value price at the time of the termination. The agreements were being renewed for one year periods pursuant to the automatic renewal provisions of the original agreements. In December 1997, the Company terminated the employment of its President. The Company's commitments to purchase stock, warrants and options discussed above lapsed subsequent to year end February 28, 1998.

Note 13.  RETIREMENT PLANS

On March 1,1995, the Company established a defined contribution, 401(k), retirement plan for substantially all of its employees. The Company matches 50% of the employees' contribution up to 6% of compensation, as defined. The expense recognized in years ending 2000, 1999 and 1998 relating to the plan totaled $12,000, $13,000 and $14,000, respectively. The Company issued 325,908 shares for its 1997, 1998 and 1999 matching contribution, and 63,369 shares for its 2000 matching contribution.

                         HEALTH OUTCOMES MANAGEMENT, INC.
                                 AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.  DISCONTINUED OPERATIONS

In December 1997, the Company discontinued its operation of retail prescription and over-the-counter drug sales (pharmacy operations). Accordingly, the $114,000 operating loss of the pharmacy operations and the $215,000 loss from the disposal of the pharmacy operations are included in the loss from discontinued operations on the statement of operations for 1998. The loss from the disposal of pharmacy operations includes a provision for anticipated costs to be incurred under its non-cancelable lease commitment and write-off of leasehold improvements for the pharmacy leasehold. Amounts included in current liabilities for anticipated costs from loss from the disposal of the pharmacy operations are as follows:

Anticipated amount to be paid under non-cancelable lease   $188,244.15
Write-off of leasehold improvements                           9,314.77
Future payments due previous owners of pharmacy              10,911.82
                                                           ____________
Total                                                      $208,550.40

There were no employee benefits and/or termination costs accrued.

The Company has provided a valuation allowance for any tax benefits, which may be realized in the future from the carryforward of the loss from discontinued operations. The current componenets of net assets from discontinued operations included in the Company's consolidated balance sheet at February 29, 2000 and February 28, 1999 and 1998 are as follows:


______________________________________________________________________________
                                        2000            1999            1998
______________________________________________________________________________
Cash                            $          0    $          0   $           0
Accounts receivable                        0               0               0
Inventories                                0               0               0
Property and equipment - net               0               0               0
Accounts payable and other
 current liabilities                  23,530          48,718        (147,000)
Provision for phase out costs              0               0        (208,000)
______________________________________________________________________________
                                $     23,530    $     48,718   $    (355,000)
______________________________________________________________________________


During 2000 and 1999, the Company negotiated certain agreements relating to commitments and liabilities, including lease commitments and accounts and notes payable relating to the discontinuation of the pharmacy operations. These agreements, most significantly its lease obligation for the pharmacy, resulted in a $213,000 reduction in the amounts which were accrued in 1998 for the provision for phase-out costs and accounts payable of $213,000. In addition, during 2000 the Company reached settlements on various amounts owed vendors, which resulted in a gain of $8,700.

Note 15.  MAJOR CLIENTS

During fiscal year 2000, 1999 and 1998, one client accounted for approximately 12.7%, 0% and 0% of total revenues, respectively.

Index to Exhibits

Exhibit
Number       Document
_______      ______________________________________________________

27           Financial Data Schedule

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



HEALTH OUTCOMES MANAGEMENT, INC.


By:    /s/ Peter J. Zugschwert
       ___________________________
       Peter J. Zugschwert
       Chairman and President
       Principal Executive Officer

Date:  /s/ June 9, 2000
       ___________________________