Form 10QSB
period 2000-05-31
HEALTH OUTCOMES MANAGEMENT INC
filed 2000-07-18
CIK 804157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended May 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number 0-15936

                       HEALTH OUTCOMES MANAGEMENT, INC.
       (Exact name of small business issuer as specified in its charter)

           MINNESOTA                                     41-1546471
 (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                     Identification No.)

          2331 UNIVERSITY AVENUE SE, MINNEAPOLIS, MINNESOTA 55414
                  (Address of principal executive offices)

                  Issuer's telephone number (612) 378-3053

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at July 17, 2000 was 9,262,130.

INDEX

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets - May 31, 2000 and February
             29, 2000
           Condensed Consolidated Statements of Operations - Three months ended
             May 31, 2000 and 1999
           Consolidated Statement of Cash Flows - Three months ended May 31,
             2000 and 1999
           Notes to Consolidated Financial Statements - May 31, 2000
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Securities Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                May 31,      February 29,
                                                 2000            2000
                                            ______________  ______________

ASSETS
Current Assets
  Cash and cash equivalents                 $       7,901   $      47,009
  Trade receivables, less allowance for
   doubtful accounts of $3,824 and $4,654,
   respectively                                    66,150          53,768
  Prepaid expenses                                 14,126          11,214
  Other current assets                            153,500               0
                                            ______________  ______________
     Total Current Assets                         241,677         111,991

Property and equipment, net of accumulated
 depreciation of $423,111 and $419,988,
 respectively                                      26,489          13,431
                                            ______________  ______________
Total Assets                                $     268,166   $     125,422
                                            ______________  ______________
                                            ______________  ______________



                                                May 31,      February 29,
                                                 2000            2000
                                            ______________  ______________

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable, current portion            $     152,900   $      93,598
  Current installments of obligation under
   capital lease                                    9,058           3,531
  Accounts payable                                151,928         192,979
  Deferred revenue                                178,251         110,701
  Accrued compensation                             37,876          32,410
  Accrued payroll taxes                            10,084          10,497
  Accrued interest                                  8,655           6,212
  Other current liabilities                         3,062           6,860
                                            ______________  ______________
     Total Current Liabilities                    551,814         456,788

Obligation under capital leases, excluding
 current installments                              10,124               0
                                            ______________  ______________
     Total Liabilities                            561,938         456,788

Stockholders Deficit
  Series A, convertible stock, $0.01 par
   value
     Authorized - 1,000,000
     Issued and Outstanding - none
  Common stock, $0.01 par value
     Authorized - 15,000,000
     Issued and Outstanding - 9,262,130            92,622          92,622
  Additional paid-in capital                    4,815,149       4,815,148
  Accumulated deficit                          (5,201,543)     (5,239,136)
                                            ______________  ______________
      Total Stockholders' Deficit                (293,772)       (331,366)
                                            ______________  ______________
Total Liabilities and Stockholders' Deficit $     268,166   $     125,422
                                            ______________  ______________
                                            ______________  ______________


The accompanying notes are an integral part of the consolidated financial statements.

                HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended
                                                   May 31,
                                             2000          1999
                                          __________    __________
Revenues                                  $ 303,136     $ 379,586
Cost of Revenues                            181,844       253,104
                                          __________    __________
     Gross Profit                           121,292       126,482
                                          __________    __________

Operating Expenses
  Research and Development                   40,391        39,323
  Selling and Marketing                         864         1,004
  General and Administrative                 38,874        69,119
                                          __________    __________
     Total Operating Expenses                80,129       109,446
                                          __________    __________
     Operating Income (Loss)                 41,163        17,036

Other Income (Expense)
  Interest Income                                 0             0
  Interest Expense                           (3,219)       (2,200)
                                          __________    __________
                                             (3,219)       (2,200)
                                          __________    __________
     Income (Loss) from
     Continuing Operations                   37,944        14,836

Discontinued Operations
  Income (Loss) from Operation of
   Discontinued Retail Pharmacy Division       (351)            0
  Gain (Loss) on Disposal of Retail
   Pharmacy Division                              0             0
                                          __________    __________
     Income (Loss) Pre-Tax                   37,593        14,836

     Income Tax Expense                           0             0
                                          __________    __________
     Net Income (Loss)                       37,593        14,836
                                          __________    __________
                                          __________    __________


The accompanying notes are an integral part of the consolidated financial statements.

              HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

The following table presents the computation of basic and diluted net income
(loss) per share:

                                                Three Months Ended
                                                      May 31,
                                                2000          1999
                                             __________    __________
Income (Loss) from Continuing Operations     $  37,944     $  14,836
Income (Loss) from Discontinued Operations        (351)            0
                                             __________    __________
Net Income (Loss)                            $  37,593     $  14,836

BASIC
Weighted average common shares outstanding   9,198,761     8,872,853

DILUTED
Effect of dilutive securities
  Stock options                                242,263        34,764
  Warrants                                           0             0
  Convertible debt                             638,028         5,479
                                            ___________   ___________
Adjusted weighted average shares
 outstanding                                10,079,052     8,913,096

Basic per share data
  Income (loss) from continuing operations       $ .00         $ .00
  Income (loss) from discontinued operations     $(.00)        $ .00
                                                _______       _______
Net income (loss)                                $ .00         $ .00

Diluted per share data
  Income (loss) from continuing operations       $ .00         $ .00
  Income (loss) from discontinued operations     $(.00)        $ .00
                                                _______       _______
Net income (loss)                                $ .00         $ .00


The accompanying notes are an integral part of the consolidated financial statement.

               HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Three Months Ended
                                                            May 31,
                                                      2000          1999
                                                   __________    __________
Cash flows from operating activities
  Net income                                       $  37,593     $  14,836
                                                   __________    __________
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating
activities:
  Depreciation                                         3,123         4,102
  Amortization                                             0             0
  Decrease (increase) in trade receivables           (12,382)       (1,338)
  Decrease (increase) in prepaid expenses             (2,912)       (4,308)
  Decrease (increase) in other current assets       (153,500)            0
  Increase (decrease) in accounts payable            (41,052)       81,758
  Increase (decrease) in deferred revenue             67,550       (44,536)
  Increase (decrease) in accrued compensation          5,466           175
  Increase (decrease) in accrued payroll taxes          (413)       (1,237)
  Increase (decrease) in accrued interest              2,443           898
  Increase (decrease) in other current liabilities    (3,796)       (1,348)
                                                   __________    __________
    Total adjustments                               (135,473)       34,166
                                                   __________    __________
    Cash flows provided by (used in) operating
    activities                                       (97,880)       49,002
                                                   __________    __________

Cash flows from investing activities:
  Capital expenditures                               (16,181)            0
  Cash paid for acquisitions                               0             0
                                                   __________    __________
    Cash flows provided by (used in) investing
    activities                                       (16,181)            0
                                                   __________    __________

Cash flows from financing activities:
  Principal payments under capital lease
  obligations                                         15,651        (2,665)
  Repayment of notes payable                          59,302        (7,958)
                                                   __________    __________
    Cash flows provided by (used in) financing
    activities                                        74,953       (10,623)
                                                   __________    __________

Increase (decrease) in cash and cash equivalents     (39,108)       38,379
Cash and cash equivalents at beginning of period      47,009        30,034
                                                   __________    __________
Cash and cash equivalents at end of period         $   7,901     $  68,413
                                                   __________    __________
                                                   __________    __________

Supplemental disclosures of cash flow information
Cash paid during the year for:
   Interest                                        $   3,219     $   2,200
                                                   __________    __________
                                                   __________    __________


The accompanying notes are an integral part of the consolidated financial statements.

               HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                                May 31, 2000

(1)  BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 29, 2000. In the opinion of management, such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month period ended May 31, 2000 may not be indicative of the results that may be expected for the year ending February 28, 2001.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Common Share
----------------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective February 28, 1998. SFAS 128 requires the presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during that period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options and warrants and conversion of preferred stock and convertible debt for all periods. All prior period net income (loss) per share amounts have been restated to comply with SFAS 128.

New Accounting Pronouncements
-----------------------------
In October 1997, the AICPA issued Statement of Position (SOP) 97-2 on Software Revenue Recognition that supersedes SOP 91-1. The SOP is effective for all fiscal years beginning after December 31, 1997. The Company's adoption of this statement had no material effect on its net income.

The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, in the fiscal year ended February 28, 1999. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding the allocation of resources and assessment of performance. Since the closing of the pharmacy operations, the Company has viewed its operations as principally one segment, the sale and service of software to the healthcare industry. As a result, the information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

(3)  LONG-TERM DEBT

In April 2000, the Company entered into a note payable of $65,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of May 31, 2000, the Company had an outstanding balance of $65,000 on this note payable.

In March 2000, the Company entered into a capital lease of $16,181, with a lessor, as the result of leasing a new piece of equipment. As of May 31, 2000, the Company had an outstanding balance of $16,181 on this capital lease.

In June 1999, the Company entered into notes payable of $22,000, with two contractors, as a result of the restructuring of an accounts payable obligation. As of May 31, 2000, the Company had an outstanding balance of $22,000 on this note payable.

In February 1999, the Company entered into a note payable of $50,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of May 31, 2000, the Company had an outstanding balance of $50,000 on this note payable.

In February 1999, the Company entered into an installment contract obligation of $30,000, with a vendor, as a result of the restructuring of an accounts payable obligation. As of May 31, 2000, the Company had an outstanding balance of $11,000 on this note payable.

In August 1998, the Company entered into an installment contract obligation of $12,537, with a lessor, as a result of the restructuring of a capital lease obligation. As of May 31, 2000, the Company had an outstanding balance of $0 on this note payable.

In March 1998, the Company entered into an installment contract obligation of $26,500, with a former officer of the Company, as a result of compensation owed at termination date. As of May 31, 2000, the Company had an outstanding balance of $4,900 on this note payable.

In April 1997, the Company assumed a $30,000 note payable related to the acquisition of Eden Prairie Pharmacy. As of May 31, 2000, the Company had an outstanding balance of $0 on this note payable.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
The Company had a working capital deficit of ($310,137) at May 31, 2000, as compared to a deficit of ($344,796) at February 29, 2000; a decrease of $34,659. The decrease in working capital deficit was primarily due to an increase in accounts receivable and a decrease in accounts payable.

Improved capital availability will ultimately depend on improved sales performance and containment of all operational costs. There can be no assurance that sales results will improve and that the Company will experience profitable operations. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management intends to continue to implement the following initiatives during the fiscal year:

  Continue to build relations with a potential partner in the pharmaceutical care marketplace that have the financial strength to bring the Company's product to market at a substantially increased pace.

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

RESULTS OF OPERATION

For the first quarter ended May 31, 2000, compared with the first quarter ended May 31, 1999.

REVENUE. Revenues for the first quarter ended May 31, 2000, decreased $76,450 to $303,136, a decrease of 25.2% when compared to prior fiscal year first quarter revenues of $379,586. The Company recorded a first quarter net income of $37,593, compared to a net income of $14,836 in the prior fiscal year period, an increase of $22,757 or 60.5%.

Revenues for the current fiscal period were primarily generated from continuing client support fees from the Company's software systems products, third party software sales, training fees and license fees.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Costs of revenues from continuing operations decreased by $71,260 or 28.2% when compared to the prior fiscal year period. Total costs and expenses incurred during the quarter ended May 31, 2000 decreased by $100,577 or 27.7% to $261,973 when compared to prior fiscal year expenses of $362,550. Current year expenses decreased primarily due to decreased costs associated with decreased revenues.

Administrative expenses decreased by $30,245 or 43.8% when compare to the prior fiscal year period. Major expenses such as telephone and depreciation have significantly contributed to the decrease in expenses.

Selling and marketing expenses have been insignificant, whereas research and development remain consistent.

PART II - OTHER INFORMATION

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

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
              11 - Schedule showing calculation of earnings per share 27 - Financial Data Schedule

         (b)  Reports on Form 8-K
              None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly casued this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Health Outcomes Management, Inc.
                                    (registrant)


Date:  July 17, 2000                By: /s/ Peter J. Zugschwert
       _____________                    _____________________________
                                        Peter J. Zugschwert
                                        President and CEO

Date:  July 17, 2000                By: /s/ Marie Cooper
       _____________                    _____________________________
                                        Marie Cooper
                                        Principal Accounting Officer

Index to Exhibits

11 - Schedule showing caluclation of earnings per share
27 - Financial Data Schedule