Form 10QSB
period 2000-08-31
HEALTH OUTCOMES MANAGEMENT INC
filed 2000-10-16
CIK 804157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at October 13, 2000 was 9,262,130.

INDEX

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets - August 31, 2000 and February
             29, 2000
           Condensed Consolidated Statements of Operations - Three months and six months ended August 31, 2000 and 1999
           Consolidated Statement of Cash Flows - Six months ended August 31,
             2000 and 1999
           Notes to Consolidated Financial Statements - August 31, 2000
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Securities Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                              August 31,     February 29,
                                                 2000            2000
                                            ______________  ______________

ASSETS
Current Assets
  Cash and cash equivalents                 $      19,758   $      47,009
  Trade receivables, less allowance for
   doubtful accounts of $1,774 and $4,654,
   respectively                                    55,929          53,768
  Prepaid expenses                                 13,697          11,214
  Other current assets                                  0               0
                                            ______________  ______________
     Total Current Assets                          89,384         111,991

Property and equipment, net of accumulated
 depreciation of $425,971 and $419,988,
 respectively                                      23,628          13,431
                                            ______________  ______________
Total Assets                                $     113,012   $     125,422
                                            ______________  ______________
                                            ______________  ______________



                                              August 31,     February 29,
                                                 2000            2000
                                            ______________  ______________

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes payable, current portion            $     139,500   $      93,598
  Current installments of obligation under
   capital lease                                    7,365           3,531
  Accounts payable                                101,000         192,979
  Deferred revenue                                119,413         110,701
  Accrued compensation                             36,515          32,410
  Accrued payroll taxes                             7,500          10,497
  Accrued interest                                 12,293           6,212
  Other current liabilities                         5,856           6,860
                                            ______________  ______________
     Total Current Liabilities                    429,442         456,788

Obligation under capital leases, excluding
 current installments                               8,677               0
                                            ______________  ______________
     Total Liabilities                            438,119         456,788

Stockholders Deficit
  Series A, convertible stock, $0.01 par
   value
     Authorized - 1,000,000
     Issued and Outstanding - none
  Common stock, $0.01 par value
     Authorized - 15,000,000
     Issued and Outstanding - 9,262,130            92,622          92,622
  Additional paid-in capital                    4,815,148       4,815,148
  Accumulated deficit                          (5,232,877)     (5,239,136)
                                            ______________  ______________
      Total Stockholders' Deficit                (325,107)       (331,366)
                                            ______________  ______________
Total Liabilities and Stockholders' Deficit $     113,012   $     125,422
                                            ______________  ______________
                                            ______________  ______________


The accompanying notes are an integral part of the consolidated financial statements.

                HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended          Six Months Ended
                                                 August 31,                 August 31,
                                             2000          1999         2000          1999
                                          __________    __________   __________    __________
Revenues                                  $ 211,156     $ 358,387    $ 514,292     $ 737,972
Cost of Revenues                            175,359       217,427      357,203       470,531
                                          __________    __________   __________    __________
     Gross Profit                            35,797       140,960      157,089       267,441
                                          __________    __________   __________    __________

Operating Expenses
  Research and Development                   27,891        36,912       68,282        76,235
  Selling and Marketing                       1,589           389        2,453         1,393
  General and Administrative                 56,341        68,166       95,215       137,285
                                          __________    __________   __________    __________
     Total Operating Expenses                85,821       105,467      165,950       214,913
                                          __________    __________   __________    __________
     Operating Income (Loss)                (50,024)       35,493       (8,861)       52,528

Other Income (Expense)
  Interest Income                                 0             0            0             0
  Interest Expense                           (4,441)       (2,716)      (7,660)       (4,916)
                                          __________    __________   __________    __________
                                             (4,441)       (2,716)      (7,660)       (4,916)
                                          __________    __________   __________    __________
     Income (Loss) from
     Continuing Operations                  (54,465)       32,777      (16,521)       47,612

Discontinued Operations
  Income (Loss) from Operation of
   Discontinued Retail Pharmacy Division     22,830         5,579       22,479         5,579
  Gain (Loss) on Disposal of Retail
   Pharmacy Division                              0             0            0             0
                                          __________    __________   __________    __________
     Income (Loss) Pre-Tax                  (31,635)       38,356        5,958        53,191

     Income Tax Expense                        (300)          802         (300)          802
                                          __________    __________   __________    __________
     Net Income (Loss)                      (31,335)       37,554        6,258        52,389
                                          __________    __________   __________    __________
                                          __________    __________   __________    __________


The accompanying notes are an integral part of the consolidated financial statements.

              HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

The following table presents the computation of basic and diluted net income
(loss) per share:

                                                Three Months Ended          Six Months Ended
                                                    August 31,                 August 31,
                                                2000          1999         2000          1999
                                             __________    __________   __________    __________
Income (Loss) from Continuing Operations     $ (54,165)    $  31,975    $ (16,221)    $  46,810
Income (Loss) from Discontinued Operations      22,830         5,579       22,479         5,579
                                             __________    __________   __________    __________
Net Income (Loss)                            $ (31,335)    $  37,554        6,258        52,389

BASIC
Weighted average common shares outstanding   9,198,761     8,872,853    9,198,761     8,872,853

DILUTED
Effect of dilutive securities
  Stock options                                242,263        34,764      242,263        34,764
  Warrants                                           0             0            0             0
  Convertible debt                             638,028         5,479      638,028         5,479
                                            ___________   ___________  ___________    __________
Adjusted weighted average shares
 outstanding                                10,079,052     8,913,096   10,079,052     8,913,096

Basic per share data
  Income (loss) from continuing operations       $(.01)        $ .00        $ .00         $ .01
  Income (loss) from discontinued operations     $ .00         $ .00        $ .00         $ .00
                                                _______       _______      _______       _______
Net income (loss)                                $(.01)        $ .00        $ .00         $ .01

Diluted per share data
  Income (loss) from continuing operations       $(.01)        $ .00        $ .00         $ .01
  Income (loss) from discontinued operations     $ .00         $ .00        $ .00         $ .00
                                                _______       _______      _______       _______
Net income (loss)                                $(.01)        $ .00        $ .00         $ .01


The accompanying notes are an integral part of the consolidated financial statement.

               HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Six Months Ended
                                                          August 31,
                                                      2000          1999
                                                   __________    __________
Cash flows from operating activities
  Net income                                       $   6,258     $  52,389
                                                   __________    __________
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating
activities:
  Depreciation                                         5,984         7,531
  Amortization                                             0             0
  Decrease (increase) in trade receivables            (2,161)      (11,821)
  Decrease (increase) in prepaid expenses             (2,483)       (1,344)
  Decrease (increase) in other current assets              0             0
  Increase (decrease) in accounts payable            (91,979)       25,676
  Increase (decrease) in deferred revenue              8,712       (75,386)
  Increase (decrease) in accrued compensation          4,105           692
  Increase (decrease) in accrued payroll taxes        (2,997)       (2,293)
  Increase (decrease) in accrued interest              6,081         2,572
  Increase (decrease) in other current liabilities    (1,004)        1,671
                                                   __________    __________
    Total adjustments                                (75,742)      (52,702)
                                                   __________    __________
    Cash flows provided by (used in) operating
    activities                                       (69,484)         (313)
                                                   __________    __________

Cash flows from investing activities:
  Capital expenditures                               (16,181)            0
  Cash paid for acquisitions                               0             0
                                                   __________    __________
    Cash flows provided by (used in) investing
    activities                                       (16,181)            0
                                                   __________    __________

Cash flows from financing activities:
  Principal payments under capital lease
  obligations                                         12,512        (4,147)
  Repayment of notes payable                          45,902        27,001
                                                   __________    __________
    Cash flows provided by (used in) financing
    activities                                        58,414        22,854
                                                   __________    __________

Increase (decrease) in cash and cash equivalents     (27,251)       22,541
Cash and cash equivalents at beginning of period      47,009        30,034
                                                   __________    __________
Cash and cash equivalents at end of period         $  19,758     $  52,575
                                                   __________    __________
                                                   __________    __________

Supplemental disclosures of cash flow information
Cash paid during the year for:
   Interest                                        $   7,660     $   4,916
                                                   __________    __________
                                                   __________    __________


The accompanying notes are an integral part of the consolidated financial statements.

               HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               August 31, 2000

(1)  BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 29, 2000. In the opinion of management, such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month period ended August 31, 2000 may not be indicative of the results that may be expected for the year ending February 28, 2001.

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

(3)  LONG-TERM DEBT

In April 2000, the Company entered into a note payable of $65,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of August 31, 2000, the Company had an outstanding balance of $65,000 on this note payable. The Company is currently in default on this note payable.

In March 2000, the Company entered into a capital lease of $16,181, with a lessor, as the result of leasing a new piece of equipment. As of August 31, 2000, the Company had an outstanding balance of $14,606 on this capital lease.

In June 1999, the Company entered into notes payable of $22,000, with two contractors, as a result of the restructuring of an accounts payable obligation. As of August 31, 2000, the Company had an outstanding balance of $22,000 on this note payable.

In February 1999, the Company entered into a note payable of $50,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of August 31, 2000, the Company had an outstanding balance of $50,000 on this note payable. The Company is currently in default on this note payable.

In February 1999, the Company entered into an installment contract obligation of $30,000, with a vendor, as a result of the restructuring of an accounts payable obligation. As of August 31, 2000, the Company had an outstanding balance of $0 on this note payable.

In August 1998, the Company entered into an installment contract obligation of $12,537, with a lessor, as a result of the restructuring of a capital lease obligation. As of August 31, 2000, the Company had an outstanding balance of $0 on this note payable.

In March 1998, the Company entered into an installment contract obligation of $26,500, with a former officer of the Company, as a result of compensation owed at termination date. As of August 31, 2000, the Company had an outstanding balance of $2,500 on this note payable.

In April 1997, the Company assumed a $30,000 note payable related to the acquisition of Eden Prairie Pharmacy. As of August 31, 2000, the Company had an outstanding balance of $0 on this note payable.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
The Company had a working capital deficit of ($340,057) at August 31, 2000, as compared to a deficit of ($344,796) at February 29, 2000; a decrease of $4,739. The decrease in working capital deficit was primarily due to an increase in accounts receivable and a decrease in accounts payable.

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

RESULTS OF OPERATION

For the second quarter ended August 31, 2000, compared with the second quarter ended August 31, 1999.

REVENUE. Revenues for the second quarter ended August 31, 2000, decreased $147,231 to $211,156, a decrease of 69.7% when compared to prior fiscal year second quarter revenues of $358,387. The Company recorded a second quarter net loss of ($31,335), compared to a net income of $37,554 in the prior fiscal year period, a decrease of $68,889 or 219.9%.

Revenues for the current fiscal period were primarily generated from continuing client support fees from the Company's software systems products.

The effects of inflation on the Company's revenue and operating results were not significant.

COSTS AND EXPENSES. Costs of revenues from continuing operations decreased by $44,068 or 25.1% when compared to the prior fiscal year period. Total costs and expenses incurred during the quarter ended August 31, 2000 decreased by $61,715 or 23.6% to $261,179 when compared to prior fiscal year expenses of $322,894. Current year expenses decreased primarily due to decreased costs associated with decreased revenues.

Administrative expenses decreased by $11,825 or 21.0% when compared to the prior fiscal year period. Major expenses such as telephone and depreciation have significantly contributed to the decrease in expenses.

Selling and marketing expenses have been insignificant, whereas research and development remain consistent.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
There were no legal proceedings pending as of the date of this filing.

Item 2.  Change in Securities
There were no change in securities to report as of the date of this filing.

Item 3.  Defaults Upon Senior Securities
There were defaults upon notes owed to the Company's President in the amounts of $50,000 and $65,000 as of the date of this filing. See the section titled 'Notes to Consolidated Financial Statements' for detailed information regarding these amounts past due.

Item 4.  Submissions of Matters to a Vote of Securities Holders
No matters were submitted to a vote of the security holders.

Item 5.  Other Information
There was no other information to report as of the date of this filing.

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





                                    Health Outcomes Management, Inc.
                                    (registrant)


Date:  October 13, 2000             By: /s/ Peter J. Zugschwert
       ________________                 _____________________________
                                        Peter J. Zugschwert
                                        President and CEO

Date:  October 13, 2000             By: /s/ Marie Cooper
       ________________                 _____________________________
                                        Marie Cooper
                                        Principal Accounting Officer

Index to Exhibits

11 - Schedule showing calculation of earnings per share
27 - Financial Data Schedule