Form 10QSB
period 2000-11-30
HEALTH OUTCOMES MANAGEMENT INC
filed 2001-01-12
CIK 804157

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

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

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding at January 10, 2001 was 9,262,130.

INDEX

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets - November 30, 2000 and
             February 29, 2000
           Condensed Consolidated Statements of Operations - Three months and nine months ended November 30, 2000 and 1999
           Consolidated Statement of Cash Flows - Nine months ended November
             30, 2000 and 1999
           Notes to Consolidated Financial Statements - November 30, 2000
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

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

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)


                                                         November 30,   February 29,
                                                             2000           2000
                                                         ____________   ____________
ASSETS
Current assets:
   Cash and cash equivalents                             $    31,404    $    47,009
   Trade receivables, less allowance for doubtful
     accounts of $1,774 and $4,654, respectively              30,192         53,768
   Prepaid expenses                                           11,526         11,214
                                                         ____________   ____________
         Total current assets                                 73,122        111,991

Property and equipment, net of accumulated depreciation
  of $428,450 and $419,988, respectively                      20,975         13,431
                                                         ____________   ____________
Total assets                                             $    94,097    $   125,422
                                                         ============   ============

The accompanying notes are an integral part of the consolidated financial statements.


                                                         November 30,   February 29,
                                                             2000           2000
                                                         ____________   ____________
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Notes payable, current portion                        $   139,500    $    93,598
   Current installments of obligation under capital lease      7,098          3,531
   Accounts payable                                          104,345        192,979
   Deferred revenue                                           63,073        110,701
   Accrued compensation                                       33,779         32,410
   Accrued payroll taxes                                       2,026         10,497
   Accrued interest                                           15,549          6,212
   Other current liabilities                                   8,099          6,860
                                                         ____________   ____________
         Total current liabilities                           373,469        456,788

Obligation under capital leases, excluding current
   installments                                                7,317              0
                                                         ____________   ____________
         Total liabilities                                   380,786        456,788

Stockholders' deficit:
   Series A, convertible stock, $.01 par value:
       Authorized - 1,000,000
       Issued and outstanding shares - none
   Common stock--$.01 par value:
       Authorized - 15,000,000
       Issued and outstanding shares - 9,262,130              92,622         92,622
   Additional paid-in capital                              4,815,148      4,815,148
   Accumulated deficit                                    (5,194,459)    (5,239,136)
                                                         ____________   ____________
         Total stockholders' deficit                        (286,689)      (331,366)
                                                         ____________   ____________
Total liabilities and stockholders' deficit                   94,097        125,422
                                                         ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                      HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                        Three Months Ended         Nine Months Ended
                                           November 30,               November 30,
                                        2000          1999         2000         1999
                                     __________    __________  ___________  ___________
Revenues                             $ 180,417     $ 325,846   $  694,709   $1,037,736
Cost of revenues                       122,015       228,940      479,217      673,389
                                     __________    __________  ___________  ___________
     Gross Profit                       58,402        96,906      215,492      364,347
                                     __________    __________  ___________  ___________

Operating Expenses
  Research and development               2,939        30,702       71,221      106,937
  Selling and marketing                      0             0        2,453        1,393
  General and administrative            12,689        68,817      107,904      206,102
                                     __________    __________  ___________  ___________
     Total operating expenses           15,628        99,519      181,578      314,432
                                     __________    __________  ___________  ___________

     Operating income (loss)            42,774        (2,613)      33,914       49,915

Other income (expense)
  Interest income                            0             0            0            0
  Interest expense                      (4,168)       (2,595)     (11,828)      (7,511)
                                     __________    __________  ___________  ___________
                                        (4,168)       (2,595)     (11,828)      (7,511)
                                     __________    __________  ___________  ___________

     Income (loss) from
     continuing operations              38,606        (5,208)      22,086       42,404

Discontinued Operations
     Income (loss) from
     operation of discontinued
     retail pharmacy division                0             0       22,479        5,579

     Gain (loss) on disposal of
     retail pharmacy division                0             0            0            0
                                     __________    __________  ___________  ___________

     Income (loss) pre-tax              38,606        (5,208)      44,565       47,983

     Income tax expense                      0          (191)        (300)         611
                                     __________    __________  ___________  ___________

     Net income (loss)               $  38,606        (5,017)      44,865       47,372
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

                      HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

The following table presents the computation of basic and diluted net income
(loss) per share:


                                               Three Months Ended        Nine Months Ended
                                                  November 30,              November 30,
                                               2000         1999         2000         1999
                                            __________   __________   __________   __________

Income (loss) from continuing operations    $  38,606    $  (5,017)   $  22,386    $  41,793
Income (loss) from discontinued operations          0            0       22,479        5,579
                                            __________   __________   __________   __________
Net income (loss)                           $  38,606    $  (5,017)   $  44,865    $  47,372

BASIC
Weighted average common shares oustanding    9,198,761    8,872,853    9,198,761    8,872,853

DILUTED
Effect of dilutive securities:
  Stock options                                242,263       34,764      242,263       34,764
  Warrants                                           0            0            0            0
  Convertible Debt                             638,028        5,479      638,028        5,479
                                            __________   __________   __________   __________
                                            10,079,052    8,913,069   10,079,052    8,913,069

Basic per share data:
 Income (loss) from continuing operations   $     .00    $    (.00)   $     .00    $     .00
 Income (loss) from discontinued operations       .00          .00          .00          .00
                                            __________   __________   __________   __________
Net income (loss)                           $     .00    $     .00    $     .00    $     .00

Diluted per share data:
 Income (loss) from continuing operations   $     .00    $    (.00)   $     .00    $     .00
 Income (loss) from discontined operations        .00          .00          .00          .00
                                            __________   __________   __________   __________
Net income (loss)                           $     .00    $     .00    $     .00    $     .00


The accompanying notes are an integral part of the consolidated financial statements.


                HEALTH OUTCOMES MANAGEMENT, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Nine Months Ended
                                                           November 30,
                                                        2000           1999
                                                    ___________    ___________
Cash flows from operating activities
   Net income                                       $   44,865     $   47,372
                                                    ___________    ___________
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating
activities:
   Depreciation                                          8,637         11,208
   Amortization                                              0              0
   Decrease (increase) in trade receivables             23,577       (105,791)
   Decrease (increase) in prepaid expenses                 312          1,568
   Decrease (increase) in other current assets               0              0
   Increase (decrease) in accounts payable             (88,822)        81,634
   Increase (decrease) in deferred revenue             (42,628)       (12,473)
   Increase (decrease) in accrued compensation           1,369          2,677
   Increase (decrease) in accrued payroll taxes         (8,471)        (2,571)
   Increase (decrease) in accrued interest               9,337          4,228
   Increase (decrease) in other current liabilities      1,240          1,488
                                                    ___________    ___________
     Total adjustments                                 (95,449)       (18,032)
                                                    ___________    ___________
     Cash flows provided by (used in)
      operating activities                             (50,584)        29,340
                                                    ___________    ___________

Cash flows from investing activities:
   Capital expenditures                                (16,181)        (4,621)
   Cash paid for acquisitions                                0              0
                                                    ___________    ___________
     Cash flows provided by (used in)
      investing activities                             (16,181)        (4,621)
                                                    ___________    ___________

Cash flows from financing activities:
   Principal payments under capital lease obligations    5,258         (4,605)
   Increase (decrease) in notes payable                 45,902         12,924
                                                    ___________    ___________
     Cash flows provided by (used in)
      financing activities                              51,160          8,319
                                                    ___________    ___________

Increase (decrease) in cash and cash equivalents       (15,605)        33,038
Cash and cash equivalents at beginning of period        47,009         30,034
                                                    ___________    ___________
Cash and cash equivalents at end of period          $   31,404     $   63,072
                                                    ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                       $   11,828          7,511
                                                    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

               HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              November 30, 2000

(1)  BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB/A for the year ended February 29, 2000. In the opinion of management such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month period ended November 30, 2000, may not be indicative of the results that may be expected for the year ending February 28, 2001.

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

(3) LONG-TERM DEBT

In April 2000, the Company entered into a note payable of $65,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of November 30, 2000, the Company had an outstanding balance of $65,000 on this note payable. The Company is currently in default on this note payable.

In March 2000, the Company entered into a capital lease of $16,181, with a lessor, as the result of leasing a new piece of equipment. As of November 30, 2000, the Company had an outstanding balance of $13,800 on this capital lease.

In June 1999, the Company entered into notes payable of $22,000, with two contractors, as a result of the restructuring of an accounts payable obligation. As of November 30, 2000, the Company had an outstanding balance of $22,000 on these notes payable.

In February 1999, the Company entered into a note payable of $50,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of November 30, 2000, the Company had an outstanding balance of $50,000 on this note payable.

In March 1998, the Company entered into an installment contract obligation of $26,500, with a former officer of the Company, as a result of compensation owed at termination date. As of November 30, 2000, the Company had an outstanding balance of $2,500 on this note payable.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
The Company had a working capital deficit of ($300,159) at November 30, 2000, as compared to a deficit of ($344,796) as of February 29, 2000; a decrease of $44,637. The decrease in working capital deficit was primarily due to the decrease in accounts payable.

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

RESULTS OF OPERATION

For the third quarter ended November 30, 2000, compared with the third quarter ended November 30, 1999:

REVENUE. Revenues for the third quarter ended November 30, 2000, decreased $145,429 to $180,417, a decrease of 44.6% when compared to prior fiscal year third quarter revenues of $325,846. The Company recorded a third quarter net income of $38,606, compared to a net loss of $(5,017) in the prior fiscal year period, an increase of $43,623 or 869.5%.

Revenues for the current fiscal period were primarily generated from continuing client support fees from the Company's software systems products.

The effects of inflation on the Company's revenue and operating results were not significant.


COSTS AND EXPENSES. Cost of revenues from continuing operations decreased by $106,925 or 46.7% when compared to the prior fiscal year period. Total costs and expenses incurred during the quarter ended November 30, 2000 decreased by $190,817 or 58.1% to $137,643 when compared to prior fiscal year expenses of $328,460. Current year expenses decreased primarily due to decreased costs associated with decreased revenues, as well as containment of expenditures.

Administrative expenses from continuing operations decreased by $56,128 or 81.6% when compared to the prior fiscal year period. Salary expense and related employee benefits have decreased due to a decrease in staffing. Major expenses such as rent, telephone and depreciation have also contributed to the decrease in expenses.

Expenses associated with selling and marketing and research and development have been insignificant.

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





                                  Health Outcomes Management, Inc.
                                  (registrant)


Date:  January 10, 2001         By: /s/ Peter J. Zugschwert
       ________________             ____________________________
                                    Peter J. Zugschwert
                                    President, CEO

Date:  January 10, 2000         By: /s/ Marie Cooper
       ________________             ____________________________
                                    Marie Cooper
                                    Principal Accounting Officer

Index to Exhibits

11 - Schedule showing calculation of earnings per share