Form 10KSB
period 2001-02-28
HEALTH OUTCOMES MANAGEMENT INC
filed 2001-06-13
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2001

Commission File Number 0-15936

HEALTH OUTCOMES MANAGEMENT, INC.
(Name of small business issuer in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1546471 (IRS Employer Identification Number)

2331 University Avenue SE
Minneapolis, Minnesota 55414
(Address of principal executive offices; Zip Code)

Issuer's telephone number: (612) 378-3053

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Registrant's revenues for the fiscal year ended February 28, 2001 were $868,983.

The aggregate market value of the Common Stock held by non-affiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of June 12, 2001 was approximately $80,772 based on the closing price of the issuer's Common Stock on such date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of Common Stock, $0.01 par value, outstanding as of June 12, 2001 was 9,262,130.

DOCUMENTS INCORPORATED BY REFERENCE

None

Health Outcomes Management, Inc.

Index

Part I
Item 1.    Description of Business
Item 2.    Description of Property
Item 3.    Legal Proceedings
Item 4.    Submission or Matters to a Vote of Security Holders>

PART II
Item 5.    Market for Common Equity and Related Stockholder Matters
Item 6.    Management's Discussion and Analysis or Plan of Operation
Item 7.    Financial Statements
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
Item 13.  Exhibits and Reports on Form 8-K

SIGNATURES

Part I

ITEM 1.    DESCRIPTION OF BUSINESS

Health Outcomes Management, Inc. ("Health Outcomes" or "the Company") is engaged in licensing proprietary software services to long-term care facilities, home healthcare agencies, hospitals and retail pharmacies.

BUSINESS DEVELOPMENT

GENERAL

The Company was incorporated in the State of Minnesota in September of 1987. On June 15, 1994, the Company formed Pharmaceutical Care Outcomes, Inc. as a wholly owned subsidiary .

On February 8, 2001, the Company disposed of one of its assets relating to The Assurance Patient-Centered Coordinated Comprehensive Pharmaceutical Care System (tm) as reported on Form 8-K filed with the Securities and Exchange Commission on February 9, 2001.

BUSINESS OF ISSUER

PRINCIPAL PRODUCTS AND/OR SERVICES AND THEIR MARKETS

Long-Term Care Software
The Company markets computer software services to long-term care facilities to provide the clinical documentation required by federal and state regulations. The Assurance Long-Term Care System TM utilizes a relational database. The Company also provides Point-Of-Care remote data collection software for use at nursing stations that can be interfaced with the Long-Term Care System. The Company's Assurance Financial System TM software may be installed individually or as a complete system with the clinical documentation system.

During fiscal year 1998, the Company entered into an agreement with Advanced Information Management ("AIM") of Appleton, WI. As part of this relationship, the Company resells AIM's windows-based long-term care program, trains new customers how to use the program and provides on-going telephone support to those customers.

Home Healthcare Agency Software
The Assurance Homecare System TM is designed for the collection and analysis of information needed to manage homecare patients when they no longer need to be in a hospital and are being cared for at home. Homecare providers can record their findings at a patient's home using Health Outcomes unique Point-Of-Care software TM and a notebook computer. All information is then available to the homecare agency and the physicians via a relational database for activities such as clinical trend analysis and prompt billing. The Company's Assurance Financial System TM software may be installed as a stand alone or as part of a complete system with the Company's clinical documentation system.

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

Pharmakokinetics is the study of how drugs are processed and the changes they create within the patient's body. The Assurance Kinetics System TM makes it easier, faster and more cost efficient to calculate proper dosages and to track schedules of commonly monitors drugs. The Company's software is unique in this area and is updated with the latest findings in pharmacokinetic research.

Studies indicate that many patients in hospitals suffer from malnutrition. The patient's nutritional status plays a major role in determining the appropriate treatment(s) and the outcome of any medical intervention. The Assurance Nutrition System TM allows an institution or physician to provide a nutritional consult that is specifically geared to the severity of the patient's nutritional status.

The Assurance Kinetics System TM and the Assurance Nutrition System TM can be used as a complete system when interfaced.

Pharmacy Practice Software
The Assurance Patient-Centered Coordinated Comprehensive Pharmaceutical Care System TM incorporates two components. The first component is software designed to help the practitioner care for patients. The system is designed to implement the (University of Minnesota's) Peter's Institute of Pharmaceutical Care model of a generalist pharmaceutical care practice. The system tracks patient outcomes, allows extensive documentation of professional services performed and generates billing and other supporting documents. The second component is software for network and practice management. This product permits information from many practice sites to be aggregated for analysis, quality assurance and reimbursement purposes. Together, the two components enable a network of pharmacies to provide pharmaceutical care services to a broad base of patients while demonstrating significant cost savings to third party payers on an episode of care basis.

On February 8, 2001, the Company disposed of one of its assets relating to The Assurance Patient-Centered Coordinated Comprehensive Pharmaceutical Care System (tm) as reported on Form 8-K filed with the Securities and Exchange Commission on February 9, 2001.

Continuing Support Services
All computerized Health Outcomes systems are licensed with an agreement for Health Outcomes to provide continuing support services via the Company's telephone help line (800-STAT-911).

Community Pharmacy Stores
During July 1996 and April 1997, the Company acquired certain assets of two community pharmacies located in the Minneapolis, Minnesota metropolitan area. At these community pharmacy locations, prescription and over-the-counter (OTC) drugs were sold at the retail level.

During fiscal year 1998, the Company divested itself of these pharmacies.

MARKETING AND DISTRIBUTION

The Company's products are presently marketed through direct marketing efforts. The direct approach consists of efforts by Company personnel and a commissioned sales representative in the promotion and sales of products and services into all of the Company's markets.

The Company's marketing objective is to establish itself as a leader in providing clinical support services by placing a major emphasis on the service component of its business. To accomplish this, the Company has implemented the following strategies:

  Offer a wide variety of clinical and financial support services that are adaptable to multiple healthcare applications and settings, such as long-term care facilities, home healthcare agencies, hospitals and community pharmacies.
  Provide a help line (800-STAT-911) for customers that will provide them access to the Company's clinical and financial support staff.
  Develop strategic alliances with healthcare providers.

The ASSURANCE 2001 systems are stand alone systems that can be integrated, but are designed to meet specific productivity and outcome management needs of practitioners and clinicians. The software is licensed directly by the Company to its clients.

STATUS OF NEW PRODUCTS

There are currently no new product or service announcements.

COMPETITION

The market for healthcare information products and services is intensely competitive. Competitors vary in size and in scope and breadth of products and services offered, and the Company competes with various companies in each of its markets. Many of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company.

In addition, other major information, pharmaceutical and healthcare companies not currently offering a similar line of products and/or services may enter the markets in which the Company intends to compete. With sufficient financial and other resources, many of these competitors may provide services similar to those of the Company without substantial barriers.

The Company's competitors include specialty healthcare companies, healthcare information system and software vendors, healthcare management organizations, pharmaceutical companies and other service companies within the healthcare industry. Many of these competitors have substantial installed customer bases in the healthcare industry and the ability to fund significant product development and acquisition efforts. The Company also competes against other companies that provide statistical and data management services, including clinical trial services to pharmaceutical companies.

The Company's competitive advantages are that its products have a wide range of applications in different healthcare settings and the software products available to the industry by the Company can be interfaced.

The Company's competitive disadvantages are that major competitors may have larger sales forces and greater financial resources.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company does not utilize any outside sources for its products and/or services provided to its customers.

CUSTOMER DEPENDENCE

During fiscal year 2001, one customer accounted for approximately 17.0% of the Company's revenues. Revenue derived from this client pertained to the Assurance Patient-Centered Coordinated Comprehensive Pharmaceutical Care System TM. This software was sold during the fiscal year (see Note 16 of the Company's audited financial statements within this document).

The Company is not dependent upon a single customer or a few customers for a material portion of sales of any of its products or services.

PATENTS AND TRADEMARKS

The Company currently holds no patents, concessions, licenses or franchises with respect to any of its products or services, but has filed for patent protection in relevant areas. Additionally, the Company seeks to protect proprietary information regarding its products and services as trade secrets by utilizing non-disclosure agreements with its employees, clients and others who are permitted access to such information.

GOVERNMENT APPROVALS

The Company is not required to obtain government approval of its products.

EFFECT OF GOVERNMENTAL REGULATIONS

The healthcare industry is subject to extensive regulation by both the Federal and State governments. Generally, state laws prohibit the practice of medicine and nursing without a license. Many states interpret the practice of nursing to include health teaching, health counseling, the provision of care supportive to or restorative of life and well being and the execution of medical regimens prescribed by a physician. Accordingly, to the extent that the Company assists providers in improving patient compliance by publishing educational materials or providing behavior modification training to patients, such activities could be deemed by a state to be the practice of medicine or nursing. Although the Company has not conducted a survey of the applicable law in all 50 states, it believes that it is not engaged in the practice of medicine.

On August 21, 1996 Congress passed the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), P.L. 104-191. This legislation requires the Secretary of the Department of Health and Human Services to adopt national standards for electronic health transactions and the data elements used in such transactions. The Secretary is required to adopt safeguards to ensure the integrity and confidentiality of such health information. Violation of the standards is punishable by fines and, in the case of wrongful disclosure of individually identifiable health information, imprisonment. The Secretary is in the process of promulgating and publishing proposed rules addressing the standards, however, no final rules have been adopted to date. Final rules may be adopted during 2001. Although the Company intends to comply with all applicable laws and regulations regarding medical information privacy, failure to do so could have an adverse effect on the Company's business.

The Company and its customers may be subject to Federal and state laws and regulations that govern financial and other arrangements among health care providers. These laws prohibit certain fee splitting arrangements among health care providers, as well as direct and indirect payments, referrals or other financial arrangements that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Possible sanctions for violation of these restrictions include civil and criminal penalties. Specifically, HIPAA increased the amount of civil monetary penalties from $2,000 to $10,000. Criminal penalties range from misdemeanors, which carry fines of not more than $10,000 or imprisonment for not more than one year, or both, to felonies, which carry fines of not more than $25,000 or imprisonment for not more than five years, or both. Further, criminal violations may result in permanent mandatory exclusions and additional permissive exclusions from participation in Medicare and Medicaid programs.

Furthermore, the Company and its customers may be subject to federal and state laws and regulations governing the submission of false healthcare claims to the government and private payers. Possible sanctions for violations of these laws and regulations include minimum civil penalties between $5,000-$10,000 for each false claim and treble damages.

Regulation in the health care field is constantly evolving. The Company is unable to predict what government regulations, if any, affecting its business may be promulgated in the future. The Company's business could be adversely affected by the failure to obtain required licenses and governmental approvals, comply with applicable regulations or comply with existing or future laws, rules or regulations or their interpretations.

Significant and Extensive Changes in the Health Care Industry
The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care industry participants. Several lawmakers have announced that they intend to propose programs to reform the U.S. health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company and its targeted customers. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring certain expenditures, including those for the Company's programs. The Company cannot predict what impact, if any, such changes in the health care industry might have on its business, financial condition and results of operations. In addition, many health care providers are consolidating to create larger health care delivery enterprises with greater regional market power. As a result, the remaining enterprises could have greater bargaining power, which may lead to price erosion of the Company's programs. The failure of the Company to maintain adequate price levels could have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT

The Company has spent approximately $71,221 and $151,580 on research and development efforts in the past two fiscal years ended February 28, 2001 and February 29, 2000, respectively. These expenditures were incurred primarily by the Pharmaceutical Coordinated Care System software development. The Company has not conducted any additional research and development with respect to this product since September of 2000.

ENVIRONMENTAL COMPLIANCE

Compliance with federal, state and local environmental provisions has had no effect on current or anticipated capital expenditures and has had no material effect on earnings or on the competitive position of the Company.

EMPLOYEES

As of June 12, 2001, the Company has 2 staff members, 1 sales agent and 3 contract employees.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company leases an approximated 3,000 square foot facility located at 2331 University Avenue SE, Minneapolis, Minnesota 55414. All operating entities are located within this facility. Rent is payable monthly in the amount of $4,169. In addition to such rent, the Company is obligated to pay certain operating costs and increase in real property taxes.

ITEM 3.    LEGAL PROCEEDINGS

As of June 12, 2001, the Company was not involved in any material legal proceedings.

ITEM 4.    SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock trades on the OTC Bulletin Board Market (Over-The-Counter includes OTC and OTCBB) under the symbol "HOMI". The following table sets forth the quarterly high and low reported last sales prices for the Company's Common Stock over the past two years.

Period	High	Low
Fiscal 2001	First Quarter	$0.250	$0.125
Second Quarter	$0.150	$0.120
Third Quarter	$0.130	$0.040
Fourth Quarter	$0.040	$0.010

Fiscal 2000	First Quarter	$0.150	$0.070
Second Quarter	$0.440	$0.110
Third Quarter	$0.200	$0.140
Fourth Quarter	$0.280	$0.090

HOLDERS

As of June 12, 2001, there were approximately 270 shareholders of record (as defined in Rule 12g5-1 of the Securities Exchange Act of 1934) of the Company's Common Stock.

DIVIDENDS

To date, the Company has paid no dividends and does not intend to pay dividends in the foreseeable future. Future dividend policy with respect to the Common Stock will depend on conditions existing at the time, including the Company's earnings (if any), capital needs, financial condition, general business conditions and other factors considered by the Board of Directors.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements (including the notes thereto), and the other information included elsewhere herein. Our fiscal year starts March 1st and ends the last day of February.

PLAN OF OPERATION

The Company had a working capital deficit of $208,507 compared to a deficit of $344,797 for fiscal 2001 and 2000, respectively, a decrease in deficit of $136,290. The increase in working capital was substantially due to decreases in accounts payable and deferred revenue.

The Company does not have commitments for any capital expenditures and will be reducing software development efforts, as described throughout this document, in fiscal year 2002.

The Company's cash flow position has shown some improvement since the prior fiscal year. Improved capital availability will depend on improved sales performance and continued containment of all operational costs. There can be no assurance that the Company's cash flow will improve or that it will experience profitable operations. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management intends to continue the following initiatives for the next twelve months:

  Continue to service its client base effectively
  Continue to reduce operating costs and ensure the effectiveness of remaining expenditures is consistent with support of the Company's client base
  Continue efforts to merge or sell a portion of the Company's assets to an existing healthcare product/service provider

If operations and cash flow can continue to be improved through these efforts, management believes that the Company's liquidity problems will be resolved and that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year 2001 vs. Fiscal Year 2000

Revenue
Total revenue decreased from $1,277,502 to $868,983 for fiscal year 2001, a decrease of 32.0%. This decrease represents reduced sales for third-party software and declining support and training fees.

Cost of Sales
Cost of sales decreased from $835,616 to $586,201 for fiscal year 2001, a decrease of 29.8%. This decrease is representative of the decrease in revenues for the fiscal year.

Operating Expenses
Total operating expenses decreased from $395,131 to $180,622 for fiscal year 2001, a decrease of 54.3%.

Research and Development expenses decreased to $71,221 for fiscal year 2001 versus $151,580 for fiscal year 2000, a decrease of 53.0%. The majority of this decrease resulted from reduced staffing in this area (the Company laid off six staff members in September 2000).

Selling and Marketing expenses increased to $1,635 for fiscal year 2001 versus $676 for fiscal year 2000, an increase of 141.9%. The Company completes all marketing functions internally at minimal cost.

General and Administrative expenses decreased to $107,806 for fiscal year 2001 versus $242,875 for fiscal year 2000, a decrease of 55.6%. This decrease accounts for ongoing efforts to reduce expenses throughout the fiscal year.

Net Income
Total net income increased to $135,681 from $45,270 for fiscal year 2000, an increase of 199.7%%. Net income from continuing operations increased to $135,681 from $36,558 for fiscal year 2000, an increase of 271.1%. This increase is representative of the reduction in expenses for the fiscal year.

ITEM 7.    FINANCIAL STATEMENTS

Index

  Independent Auditor's Report
  Consolidated Balance Sheets - Fiscal Years 2001 and 2000
  Consolidated Statements of Operations - Fiscal Years 2001, 2000 and 1999
  Consolidated Statements of Cash Flows - Fiscal Years 2001, 2000 and 1999
  Consolidated Statements of Changes in Stockholders Equity - Fiscal Years 2001, 2000 and 1999
  Notes to Consolidated Financial Statements

Independent Auditor's Report
Health Outcomes Management, Inc. and Subsidiaries

To the Board of Directors and Stockholders
Health Outcomes Management, Inc. and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Health Outcomes Management, Inc. and Subsidiaries as of February 28, 2001 and February 29, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Outcomes Management, Inc. and Subsidiaries as of February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the years in the three year period ended February 28, 2001, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Health Outcomes Management, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity's net working capital deficiency and stockholders' deficit raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHWEITZER KARON & BREMER, LLC
Certified Public Accountants
Minneapolis, Minnesota
June 07, 2001

Consolidated Balance Sheets
Health Outcomes Management, Inc. and Subsidiaries

February 28, 2001	February 29, 2000

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 35,036	$ 47,009
Trade receivables, less allowance for doubtful accounts of
$1,400 and $4,700 in 2001 and 2000, respectively	26,158	53,768
Prepaid expenses	7,043	11,214

Total Current Assets	68,237	111,991

PROPERTY AND EQUIPMENT	18,746	13,431

Total Assets	$ 86,983	$ 125,422

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$ 117,500	$ 93,598
Current installments of obligations under capital lease	5,377	3,531
Accounts payable	71,539	192,979
Deferred revenue	25,115	110,701
Accrued compensation	32,647	32,410
Accrued payroll taxes	3,160	10,497
Accrued interest	13,728	6,212
Other current liabilities	7,678	6,860

Total Current Liabilities	276,744	456,788
OBLIGATION UNDER CAPITAL LEASES, less current installments	5,924	0

Total Liabilities	282,668	456,788

COMMITMENTS AND CONTINGENCIES (Notes 7, 13 and 14)
STOCKHOLDERS' DEFICIT:
Common stock, par value $.01 par value; authorized 15,000,000 shares;
issued and outstanding 9,262,130 shares	92,622	92,622
Additional paid-in capital	4,815,148	4,815,148
Accumulated deficit	(5,103,455)	(5,239,136)

Total Stockholders' Deficit	(195,685)	(331,366)

Total Liabilities and Stockholders' Deficit	$ 86,983	$ 125,422

Consolidated Statements of Operations
Health Outcomes Management, Inc. and Subsidiaries

Years Ended	February 28, 2001	February 29, 2000	February 28, 1999

Revenues	$ 868,983	$ 1,277,502	$ 1,377,990
Cost of Revenues	586,201	835,616	737,342

Gross Profit	282,782	441,886	640,648

Operating Expenses
Research and Development	71,221	151,580	127,236
Selling and Marketing	1,635	676	4,846
General and Administrative	107,806	242,875	458,932

Total Operating Expenses	180,662	395,131	591,014

Operating Income (Loss)	102,120	46,755	49,634

Other Income (Expense):
Other Income	50,346	0	0
Interest Income	0	0	2,441
Interest expense	(16,785)	(10,197)	(20,344)

Income (Loss) from Continuing Operations	135,681	36,558	31,731

Discontinued Operations (Note 14)
Income (Loss) from Operations of Discontinued Retail Pharmacy Division	0	0	0
Gain (Loss) on Disposal of Retail Pharmacy Division	0	8,712	212,713

Net Income (Loss)	$ 135,681	$ 45,270	$ 244,444

Income (Loss) per Common Share:
Basic
Income (Loss) from Continuing Operations	$ 0.01	$ 0.00	$ 0.00
Net Income (Loss) Per Share	$ 0.01	$ 0.00	$ 0.03
Shares used in Per Share Calculations	9,262,130	9,198,761	8,872,853
Diluted
Income (Loss) from Continuing Operations	$ 0.01	$ 0.00	$ 0.00
Net Income (Loss) Per Share	$ 0.01	$ 0.00	$ 0.03
Shares used in Per Share Calculations	10,022,130	10,079,052	8,913,096

Consolidated Statements of Cash Flows
Health Outcomes Management, Inc. and Subsidiaries

Years Ended	February 28, 2001	February 29, 2000	February 28, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 135,681	$ 45,270	$ 244,444

Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Depreciation	10,865	11,814	29,771
Amortization	0	0	17,073
Provision for Losses on Trade Receivables	13,155	2,820	3,897
Net Recoveries (Writeoffs) of Bad Debt(s)	(16,964)	(5,920)	(9,497)
Loss (Gain) on Disposal of Inventory and Equipment	(5,739)	(1,191)	(3,425)
Loss (Gain) on Disposal of Segment	0	(8,712)	(212,542)
Accounts Payable Writeoffs	(22,478)	0	0
Accrued Severance Expense Converted to Notes Payable	0	0	26,500
Interest on Capital Leases	0	0	(1,522)
Accrued Consulting Fees Converted to Notes Payable	0	0	50,000
Net Monies Owed Relieved on Sale of Software	(27,868)	0	0
Changes in Operating Assets and Liabilities Net of Acquisitions:
Decrease (Increase) in Trade Receivables	20,910	13,269	(14,435)
Decrease (Increase) in Prepaid Expenses	4,171	2,554	1,615
Increase (Decrease) in Accounts Payable	(87,962)	45,080	(77,934)
Increase (Decrease) in Deferred Revenue	(85,586)	(76,227)	(139,147)
Increase (Decrease) in Accrued Compensation	237	(4,321)	1,253
Increase (Decrease) in Payroll Taxes	(7,337)	(606)	432
Increase (Decrease) in Accrued Interest	12,384	5,883	329
Increase (Decrease) in Other Current Liabilities	818	10,752	32,141

Total Adjustments	(191,394)	(4,805)	(295,491)

Cash flows provided by (used in) operating activities	(55,713)	40,465	(51,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	0	(4,621)	0
Proceeds from the Sale of Equipment	5,739	205	3,425

Cash flows (provided by) used in investing activities	5,739	(4,416)	3,425

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments under Capital Lease Obligations	(7,902)	(5,098)	(19,799)
Repayments of Note Payable Assumed in the Edina Pharmacy Acquisition	0	(6,000)	(4,500)
Principal Payments under Other Notes Payable	(19,097)	(29,976)	(17,761)
Proceeds from Notes Payable	65,000	22,000	0

Cash flows provided by (used in) financing activities	38,001	(19,074)	(42,060)

Increase in cash and cash equivalents	(11,973)	16,975	(89,682)
Cash and cash equivalents:
Beginning	47,009	30,034	119,716

Ending	$ 35,036	$ 47,009	$ 30,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid During the Year for Interest	$ 9,269	$ 4,314	21,537

Consolidated Statements of Changes in Stockholders' Deficit
Health Outcomes Management, Inc. and Subsidiaries

Preferred	Stock	Common	Stock	Addl Pd-In	Accum	Total
Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 28, 1998	0	$ 0	8,872,853	$ 88,729	$ 4,770,194	$ (5,528,850)	$ (669,927)
Issuance of Common Stock	0	0	325,908	3,259	33,548	0	36,807
Net Income	0	0	0	0	0	244,444	244,444

Balance, February 28, 1999	0	0	9,198,761	91,988	4,803,742	(5,284,406)	(388,676)
Issuance of Common Stock	0	0	63,369	634	11,406	0	12,040
Net Income	0	0	0	0	0	45,270	45,270

Balance, February 29,2000	0	0	9,262,130	92,622	4,815,148	(5,239,136)	(331,366)
Net Income	0	0	0	0	0	135,681	135,681

Balance, February 28, 2001	0	$ 0	9,262,130	$ 92,622	$ 4,815,148	$ (5,103,455)	$ (195,685)

Notes to Consolidated Financial Statements
Health Outcomes Management, Inc. and Subsidiaries

Note 1.      Nature of Business and Significant Accounting Policies

Nature of Business:

Health Outcomes Management, Inc. ("the Company"), formerly known as Data Med Clinical Support Services, Inc., and its wholly owned subsidiaries, develop and supply computer software systems and services to the healthcare industry and sell over-the-counter drugs at the retail level. During 1998, the Company disposed of its retail prescription and over-the-counter drug operations.

The Company markets clinical and financial software systems and related services used for the management of long-term care facilities, homecare facilities, hospital departments and community pharmacies. The various software systems have been designed to meet the needs of the specific industry and require little or no production, modification or customization.

Significant accounting policies of the Company are summarized below:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The wholly owned subsidiaries are inactive as of February 2001.

Fair Value of Financial Instruments:

The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

Use of Estimates:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes:

The Company utilized Financial Accounting Standard No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Property and Equipment:

Property and equipment are recorded at cost. Expenditures for renewals and betterments are capitalized. Repairs and maintenance costs are charged to expense. Additonally, where required by generally accepted accounting principles, all significant equipment leases are capitalized as installment purchases. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in the results of operations.

Depreciation and Amortization:

Depreciation of property and equipment is provided over the useful lives of the respective assets on a straight-line basis. The useful lives, for financial reporting purposes, range from three to seven years.

Notes to Consolidated Financial Statements (Continued)
Health Outcomes Management, Inc. and Subsidiaries

Note 1.      Nature of Business and Significant Accounting Policies (Continued)

Significant accounting policies of the Company are summarized below: (continued)

Research and Development:

Research and development costs are charged to expense as incurred.

Revenue Recognition:

The Company generates several types of revenue, including the following:

Software Licenses
The Company licenses software for which revenues are generally recognized when a non-cancelable license agreement is signed, the customer has completed necessary training, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. For customer license agreements which meet these recognition criteria, the poriton of the fees related to software licenses will generally be recognized in the current period, while the poriton related to services (maintenance, support and consulting) is recognized over the period the services are to be performed. For arrangements including multiple elements, revenues are allocated to the various elements based upon vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value is determined by the price charged when the same element is sold separately. When the Company is acting as a reseller, the software license revenue is not recognized until the license has been delivered and necessary training has been completed.

Training and Education Services
The Company provides training and education services to its customers in the use of its software products. Classes held either at the Company's training facilities or the customer's site generally run 3-5 days; revenues from such services are recognized at completion of the training. VSOE is determined by the price charged when the same element is sold separately. VSOE is not essential to the functionality of any other element of the transaction, and the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of these services.

Software Maintenance and Support
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

Deferred Revenue:

Revenues related to post-contract support agreements (generally product maintenance and consulting agreements) are deferred and recognized ratably over the period of the agreement. The Company changed its support agreement billing practices to generally billing on a monthly basis.

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

Notes to Consolidated Financial Statements (Continued)
Health Outcomes Management, Inc. and Subsidiaries

Note 1.      Nature of Business and Significant Accounting Policies (Continued)

Significant accounting policies of the Company are summarized below: (continued)

Capitalized Software:

The Company capitalizes software production costs after technological feasability has been established and prior to general release to clients. Annual amortization of capitalized software is based on the greater of the amount computed using the straight-line method over the estimated 36-month economic product life or using the ration that current gross revenues for the software product bears to the total of current and anticipated future gross revenues for that product.

Non-Compete Agreements:

As a part of a purchase of certain assets of a business, the Company acquired non-compete agreements. These agreements are being amortized over five years. The related amortization expense was $0 in 2001, $0 in 2000, and $15,000 in 1999.

Cash and Cash Equivalents:

For purposes of the cash flow statements, the Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Stock Based Compensation:

The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. The Company has adopted the disclosure requirements of Statements of Financial Accounting Standard No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation.

New Accounting Pronouncements:

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

Notes to Consolidated Financial Statements (Continued)
Health Outcomes Management, Inc. and Subsidiaries

Note 2.      Continuation As A Going Concern

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. The Company generated operating profits from continuing operations during the years ended February 28, 1999, 2000 and 2001 of $31,731, $36,558 and $135,681, respectively. As of February 28, 2001, the Company had an accumulated deficit of $5,103,455, a stockholders' deficit of $195,685, and a working capital deficit of $208,507. Accordingly, there is substantial doubt about the Company's ability to continue in existence. The Company's continued existence is dependent upon management's ability to sustain profitable operations and resolve its liquidity problems. Management believes profitability will continue and that liquidity problems will be resolved as a result of the actions described below. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management has adopted the following plans for the coming year:

  Continue its relationship with Advanced Information Management (AIM) through sales of AIM's software to its clients and to new prospects.
  Reduce operating costs and ensure that the effectiveness of remaining expenditures is consistent with support of the Company's client base.

Management believes that under the plan, operations and cash flows will continue to improve and will be sufficient to support the Company's liquidity requirements through February 28, 2002. However, no assurance can be given that management's actions will result in continued profitable operation and the resolution of its liquidity problems.

Note 3.      Business Acquisitions

During 1998, the Company acquired certain assets of Preserve Rexall Drug, a community pharmacy located in Eden Prairie, Minnesota. The Company acquired some fixtures and the patient list. The purchase price was $40,000 of which $10,000 was paid in cash. The remaining balance of $30,000, payable by the Company in eleven equal installments, was paid off during 1998. Similar to Edina Pharmacy which was acquired in July 1996, the Company planned to develop this pharmacy into a prototype store applying patient care concepts utilizing the Company's Assurance Coordinated Pharmaceutical Care System TM software. During 1998, the Company discontinued the operations of both the Edina and Eden Prairie facilities (see Note 14).

Note 4.      Property and Equipment

Property and equipment, at cost, consists of the following:

2001	2000

Property acquired under capitalized leases	$ 26,560	$ 10,379
Furniture and equipment	261,261	423,039

287,821	433,418
Less accumulated amortization and depreciation, including accumulated amortization on equipment acquired under capital leases of $13,066 and $7,929, respectively	(269,075)	(419,987)

Net property and equipment	$ 18,746	$ 13,431

Notes to Consolidated Financial Statements (Continued)
Health Outcomes Management, Inc. and Subsidiaries

Note 5.      Other Assets

Capitalized Software

New software products, developed in 1998, were expensed as incurred due to the lack of significant revenues generated from such products. No new software products were developed during 2001 or 2000, however, this Company continued to modify and improve its existing products. Costs related to these improvements and Year 2000 compliance were expensed.

Amortization of capitalized computer software costs were $0, $0, and $2,073 in 2001, 2000, and 1999, respectively.

Note 6.      Notes Payable

Notes payable consisted of the following:

2001	2000

Note payable to related party maturing January 2001, including interest at 8.0%, and secured by inventory, receivables, equipment and general intangibles, fully subordinate to other obligations of the Company as designated by the Board of Directors, and convertible into common stock at a conversion price of $.25 per share. Interest accrued and unpaid at
February 28, 2001 and February 29, 2000 was $4,800 and $0, respectively. Interest expense was $4,800, $0 and $0 for the years ended February 28, 2001, February 29,
2000 and February 28, 1999, respectively.	$ 65,000	$ 0

Note payable maturing March 2000, payable in monthly installments of $500, including interest at 8.0%.	0	298

Note payable maturing December 2000, payable in average monthly installments of $1,167, secured by inventory, receivables, equipment and general intangibles.	0	14,000

Note payable to related party maturing June 2000, including interest at 8.0%, and secured by inventory, receivables, equipment and general intangibles, fully subordinate to other obligations of the Company as designated by the Board of Directors, and convertible into common stock at a conversion price of $.10 per share. Interest accrued and unpaid at February 28, 2001 and February 29, 2000 was $8,900 and $4,200, respectively. Interest expense was $4,700, $4,000 and $700 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.	50,000	50,000

Notes payable to contractors maturing December 2000, including interest at 8,0%, and secured by inventory, receivables, equipment and general intangibles, fully subordinate to other obligations of the Company as designated by the Board of Directors, and convertible into common stock at a conversion price of $.10 per share.	0	22,000

Note payable to former employee maturing November 2000, payable in monthly installments of $800, including interest at 10.0%.	2,500	7,300

Total Notes Payable	$ 117,500	$ 93,598

Note 7.      Leases

The Company currently leases its corporate office facility under an operating lease agreement which expires December 31, 2001. This lease may be cancelled by the Company after June 30, 2001 under certain circumstances, with 60 days notice.

Rental expense in 2001, 2000 and 1999 was $84,050, $96,272 and $109,864, respectively.

Future minimum rental payments due under operating leases are as follows:

Year	Amount

2002	$ 37,440

Future minimum lease payments under capital lease obligations are as follows:

Year	Amounts

2002	$ 6,241
2003	6,240

Total	12,481
Less amounts representing interest	(1,180)

Present value of net minimum lease payments	11,301
Less current installments	(5,377)

Obligations under capital leases, excluding current installments	$ 5,924

All equipment purchased under capital leases is pledged as collateral.

Notes to Consolidated Financial Statements (Continued)
Health Outcomes Management, Inc. and Subsidiaries

Note 8.      Income Taxes

There was no income tax expense or benefit amounts recorded for 2001, 2000 or 1999.

The provision for income taxes from continuing operations for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 differs from the statutory federal tax rate applied as follows:

2001	2000	1999

Federal tax calculated at the statutory rate	34%	34%	34%
State taxes, net	2%	2%	2%
Change in valuation allowance	(36%)	(36%)	(36%)

0%	0%	0%

Deferred taxes, calculated using an effective tax rate of 36% in 2001, 2000 and 1999 consist of the following:

2001	2000	1999

Deferred tax assets:
Capital leases	$ 1,000	$ 300	$ (200)
Book depreciation greater than tax	2,900	4,000	10,800
Trade receivables	500	1,700	2,800
Net operating loss carryforwards	1,603,400	1,652,400	1,670,400
Deferred revenue	9,000	39,900	67,300

Gross deferred tax assets	1,616,800	1,698,300	1,751,100
Less valuation allowance	(1,616,800)	(1,698,300)	(1,751,100)

Net deferred tax assets	$ 0	$ 0	$ 0

As of February 28, 2001, the Company had net operating loss carryforwards for tax reporting purposes of approximately $4,454,000, which expire beginning in 2003. Included in the above carryforward amounts are approximately $670,000 of net operating losses attributable to the former separated operations of STAT Systems, Inc., utilization of which is restricted subject to the annual limitations specified by the Internal Revenue Code of 1986 as amended.

Note 9.      Net Income (Loss) Per Share

The following table presents the computation of basic and diluted net income (loss) per share:

2001	2000	1999

Income (loss) from continuing operations	$ 135,681	$ 36,558	$ 31,731
Discontinued operations	0	8,712	212,713

Net income (loss) available to common shareholders, for basic earnings per share	135,681	45,270	244,444

Income (loss) from continuing operations	135,681	36,558	31,731
Plus interest on convertible debt	9,487	4,993	0

Income (loss) from continuing operations available to common shareholders for diluted earnings per share	145,168	41,551	31,731
Discontinued operations	0	8,712	212,713

Net income (loss) available to common shareholders, for diluted earnings per share	$ 145,168	$ 50,263	$ 244,444

Notes to Consolidated Financial Statements (Continued)
Health Outcomes Management, Inc. and Subsidiaries

Note 9.      Net Income (Loss) Per Share (Continued)

The following table presents the computation of basic and diluted net income (loss) per share: (continued)

2001	2000	1999

Reconciliation of shares used in basic and diluted per share calculations:
Denominator for basic income per share - weighted average common shares outstanding	9,262,130	9,198,761	8,872,853
Effect of dilutive securities:
Stock options	0	242,263	34,764
Warrants	0	0	0
Convertible debt	760,000	638,028	5,479

Denominator for diluted net income (loss) per share adjusted weighted average shares and assumed conversions	10,022,130	10,079,052	8,913,096

Basic per share data:
Income (loss) from continuing operations	$0.01	$0.00	$0.00
Discontinued operations	$0.00	$0.00	$0.03

Net income (loss)	$0.01	$0.00	$0.03

Diluted per share data:
Income (loss) from continuing operations	$0.01	$0.00	$0.00
Discontinued operations	$0.00	$0.00	$0.03

Net income (loss)	$0.01	$0.00	$0.03

Note 10.    Stockholders' Deficit

Stock Issuance

During 1999, 325,908 shares of common stock were issued as part of the Company match benefit for the 401(k) retirement plan.

During 2000, 63,369 shares of common stock were issued as part of the Company match benefit for the 401(k) retirement plan.

No shares of common stock were issued during 2001.

Preferred Stock

The Company has authorized Series A, convertible preferred stock. All preferred shares are non-voting, receive no dividends, and have liquidation preference over the Company's common stock. All 1,000,000 preferred shares are unissued and are undesignated as of February 28, 2001.

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

During 2001, 2000 and 1999, the Company granted non-qualified options to various employees, directors, and non-employee agents.

Information with respect to options for the Company's common shares is summarized as follows:

Incentive	Options	Non-Qualified	Options

Price	Per	Stock	Weighted Avg	Stock	Weighted Avg
Share	Range	Options	Exercise Price	Options	Exercise Price

Balance, February 28, 1998	$0.08	$0.97	282,315	$0.45	335,000	$0.29
Granted	$0.10	$0.10	0		246,400	$0.10
Exercised			0		0
Cancelled	$0.28	$0.97	(57,500)	$0.47	(28,000)	$0.32

Balance, February 28, 1999	$0.10	$0.97	224,815	$0.47	553,400	$0.21
Granted	$0.10	$0.35	0	0	451,400	$0.10
Exercised			0		0
Cancelled	$0.10	$0.97	(91,000)	$0.36	(96,000)	$0.25

Balance, February 29, 2000	$0.10	$0.97	133,815	$0.54	908,800	$0.15
Granted	$0.12	$0.18	0	$0.14	9,600	$0.14
Exercised			0		0
Cancelled or Expired	$0.10	$0.97	(90,315)	$0.51	(445,000)	$0.16

Balance, February 28, 2001	$0.09	$0.97	43,500	$0.51	473,400	$0.16

At February 28, 2001, February 29, 2000 and February 28, 1999, currently exercisable options aggregated 393,600, 567,115 and 497,215 shares of common stock, respectively, and the weighted average exercise price of those options was $0.22, $0.29 and $0.37, respectively.

Notes to Consolidated Financial Statements (Continued)
Health Outcomes Management, Inc. and Subsidiaries

Note 10.    Stockholders' Deficit (Continued)

Stock Option Plan (Continued)

The weighted average fair values of options granted were as follows:

Estimated Weighted Average Fair Value

1999 grants	$ 0.03
2000 grants	$ 0.09
2001 grants	$ 0.13

The fair value of each option grant is estimated on the date of grant using the black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999.

2001	2000	1999

Risk-free interest rate	6.32%	5.80%	4.39%
Expected life of options	5 years	5 years	7 years
Expected volatility	158%	164%	9%
Expected dividend yield	0%	0%	0%

The Company applies APB No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation. The Company's fiscal net income and income per share would have been reduced as follows:

2001	2000	1999

Net income	$ 10,700	$ 30,000	$ 35,000
Earnings Per Share	$ 0.010	$ 0.003	$ 0.001

Pro forma amounts reflect only options granted in 1996 and after. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to March 1, 1995 is not considered.

Warrants

From time to time, the Company grants warrants to officers, employees and non-employees in consideration for loans extended to the Company and for recognition of services performed.

Information with respect to warrants for the Company's common shares is summarized as follows:

Shares	Average Exercise Price Per Share

Balance, February 28, 1998	165,000	$ 0.39

Balance, February 28, 1999	165,000	$ 0.39

Balance, February 28, 2000	165,000	$ 0.39
Expired	(165,000)	$ 0.39

Balance, February 28, 2001	0	$ 0.00

All warrants expired during 2001.

Notes to Consolidated Financial Statements (Continued)
Health Outcomes Management, Inc. and Subsidiaries

Note 11.    Supplemental Cash Flow Information

Supplemental schedule of non-cash investing and financing activities:

In 2001, The Company acquired equipment under a capital lease obligation in the amount of $16,181.

In 2001, The Company wrote-off $22,478 in settlement of amounts owed to a vendor.

In 2001, The Company received $27,868 in consideration for sale of Pharmaceutical Care software (see Note 16).

In 2000, the Company issued 63,369 shares of common stock in payment of a $12,040 matching contribution to the Company's 401(k) retirement plan.

In 1999, the Company issued 325,908 shares of common stock in payment of a $36,807 matching contribution to the Company's 401(k) retirement plan.

In 1999, the Company entered into an installment contract obligation of $30,000 with a vendor, as a result of the restructuring of an accounts payable obligation with the same vendor. This contract was completed in 2001.

In 1999, the Company entered into an installment contract of $12,537 with a lessor, as a result of the restructuring of a capital lease obligation, with the same lessor, upon termination of the lease. This contract was completed in 2000.

Note 12.    Employment Agreement

On February 1, 1991, the Company entered into employment agreements with its then President and Vice President which provided for their employment for a term of three years with automatic renewal of the term for one year periods threafter, unless terminated by the Company within the provisions of the agreement, or by the President or Vice President for any reason upon twelve weeks advance notice. The Company may be required to purchase all of the employees' common shares including unregistered shares, unexercised stock options and warrants at the average fair market value price at the time of the termination. The agreements were being renewed for one year periods pursuant to the automatic renewal provisions of the original agreements. In December 1997, the Company terminated the employment of its President. The Company's commitments to purchase stock, warrants and options discussed above lapsed subsequent to year end February 28, 1998.

Note 13.    Retirement Plans

On March 1, 1995, the Company established a defined contribution, 401(k), retirement plan for substantially all of its employees. The Company may match up to 50% of the employees' contribution of 6% compensation, as defined. The expense recognized in years ending 2001, 2000 and 1999 relating to the plan totaled $8,000, $12,000 and $13,000, respectively. The Company issued 325,908 shares for its 1997, 1998 and 1999 matching contribution, and 63,369 shares for its 2000 matching contribution.

Note 14.    Discontinued Operations

In December 1997, the Company discontinued its operation of retail prescription and over-the-counter drug sales (pharmacy operations). Accordingly, the $114,000 operating loss of the pharmacy operations and the $215,000 loss from the disposal of the pharmacy operations are included in the loss from discontinued operations on the statement of operations for 1998. The loss from the disposal of pharmacy operations includes a provision for anticipated costs to be incurred under its non-cancellable lease commitment and write-off of leasehold improvements for the pharmacy leasehold.

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

During 2001, the Company wrote off $22,478 for settlements on amounts previously owed to vendors relating to the pharmacy operations.

Note 15.    Major Clients

During fiscal year 2001, 2000 and 1999, one client accounted for approximately 17.0%, 12.7% and 0% of total revenues, respectively. Revenue derived from this client pertained to the Pharmaceutical Care software. This software was sold in February 2001. (see Note 16).

Note 16.    Sale of Pharmaceutical Care Software

The Company developed Pharmaceutical Care software in conjunction with an outside entity. The Company assigned its rights to the Pharmaceutical Care software during the year 2001 to that outside entity. The Company received consideration via extinguishment of amounts owed to this outside entity totaling $27,868 and the right to royalties from future revenues generated by the software licenses. The Company is entitled to receive royalties at varying rates, on gross revenues pertaining to Pharmaceutical Care software through February of 2007.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with independent accountants on accounting and financial disclosure during fiscal year 2001.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF TEH EXCHANGE ACT

The following table sets forth information regarding the Company's executive officers and directors as of June 12, 2001:

Name	Age	Position

Peter J. Zugschwert	35	President, Chief Executive Officer and Director
Stanford M. Baratz	45	Director
Jonathan R. Gordon	49	Director
Matthew E. Goldberg	34	Director
B. Marie Cooper	33	Principal Accounting Officer and Controller

Business Experience

Peter J. Zugschwert, age 35, has served as President of the Company since December 1997 and CEO of the Company since September 1997. Prior to joining the Company, he was the Senior Vice President of Operations for Baratz Financial, Inc. since June 1995. Between 1993 and 1995, Mr. Zugschwert was a private business consultant in Chicago and Minneapolis.

Stanford M. Baratz, age 45, has been the President of Baratz Financial, Inc., a Minneapolis based private investment firm, since founding the company in 1994. Between 1985 and 1994, Mr. Baratz served in various capacities with the Welsh Companies, a Minneapolis based real estate firm, most recently as Executive Vice President. Mr. Baratz has been a Director of the Company since September 1997.

Jonathan R. Gordon, age 49, is the President of JR Gordon, Ltd. Mr. Gordon is a Certified Public Accountant (CPA). Mr. Gordon has been a Director of the Company since September 1997.

Matthew E. Goldberg, age 34, was the President of In-Sight Optical, Inc., dba InVision, a retail optical store chain, from 1996 through 1998. Between 1992 and 1996, Mr. Goldberg was an account manager with Campbell-Mithun Esty, a Minneapolis based advertising agency. Mr. Goldberg has been a director of the Company since September 1997.

B. Marie Cooper, age 33, joined the Company in April 1998 as its Principal Accounting Officer and Controller. From June 1995 to March 1998, Ms. Cooper was the Accounting Manager for Newcom Group, Inc. and its subsidiaries, as well as The Express Pages, LLC. Ms. Cooper holds a BA degree in Accounting from Augsburg College in Minneapolis, Minnesota.

Committee and Board Meetings

During 2001, the Board of Directors of the Company held three formal meetings. Each incumbent director attended 75% or more of the total number of meetings of the Board.

Compensation of Directors

Effective October 23, 1997, each member of the Board of Directors receives, in lieu of compensation, 800 shares of the Company's Common Stock per meeting. In addition, in consideration for their services, each of the new directors elected at the Annual Meeting of Shareholders on September 19, 1997, were granted a 5-year option to purchase 10,000 shares of the Company's Common Stock exercisable at a price of $0.08 per share (the price of the Company's Common Stock on the day of their agreement to serve, if elected). During the fiscal year ended February 28, 2001, Board of Director compensation totaled 7,200 shares. Board of Director compensation shares for fiscal years 1999, 2000 and 2001 have not yet been issued.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation for each of the Company's last three fiscal years earned by the Chief Executive Officer of the Company and each executive officers of the Company whose total compensation exceeded $100,000 in 2001. (Note:  No officer of the Company received compensation in excess of $100,000).

Long-Term Compensation
Awards	Payouts
Annual Compensation
Securities
Other	Restricted	Underlying	All
Annual	Stock	Options	LTIP	Other
Name and	Salary	Bonus	Comp	Award(s)	SARs	Payouts	Comp
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)
Peter J. Zugschwert (1)	2001	78,925	2,100 (2)
President and CEO	2000	34,700	61,550 (3)
1999	26,613	67,550 (4)

(1) Mr. Zugschwert has been Chairman of the Board of Directors since September 19, 1997. He has been President and CEO since December 9, 1997.

(2) During fiscal year 2001, Mr. Zugschwert was retained as a consultant to act as President of the Company. Mr. Zugschwert billed the Company $81,025 during fiscal year 2001. Of this amount, $78,925 was paid by the Company in cash and $2,100 remains due and payable.

(3) During fiscal year 2000, Mr. Zugschwert was retained as a consultant to act as President of the Company. Mr. Zugschwert billed the Company $96,250 during fiscal year 2000. Of this amount, $34,700 was paid by the Company in cash and $61,550 remained due and payable at the end of fiscal year 2000.

(4) During fiscal year 1999, Mr. Zugschwert was retained as a consultant to act as President of the Company. Mr. Zugschwert billed the Company $94,163 during fiscal year 1999. Of this amount, $26,613 was paid by the Company in cash, $50,000 was converted into a note (see audited financial statements), and $17,550 remained due and payable at the end of fiscal year 1999.

Options/SAR Grants and Exercises During Fiscal Year 2001

The following table sets forth information concerning the value of stock options and warrants granted to the Company's executive officer(s) named in the compensation table during the fiscal year ended February 28, 2001.

Name (a)	Number of Securities Underlying Options/SARs Granted (#) (b)	% of Total Options/SARs Granted to Employees in Fiscal Yr (c)	Exercise or Base Price ($/Sh) (d)	Expiration Date (e)
Peter J. Zugschwert	65,000	0%	$0.25	01/01/05

Options and Warrants Held and Option Value for Fiscal Year 2001

The following table sets forth information concerning the value of stock options and warrants held by the Company's executive officer(s) named in the comepensation table as of February 28, 2001.

Name	Shares Acquired on Exercise	Value Realized($)	Number of Unexercised Options/SARs at FYE (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options/SARs at FYE (#) Exercisable/ Unexercisable(1)
Peter J. Zugschwert President and CEO	0	$ 0	46,250/28,750	$4,425/$3,675

(1) These amounts represent the difference between the exercise price of the in-the-money options and the market price of the Company's Common Stock on February 28, 2001. The closing price of the Company's Common Stock on that day on the Nasdaq Stock Market was $4.5625. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

Employment Agreements

On February 1, 1991, the Company entered an employment agreement with Micheal J. Frakes, then Vice President of the Company, for a period of three years. The agreement provided for automatic renewals for one year periods, pursuant to which the agreement had been extended to January 31, 2001.

Under the employment agreement with Mr. Frakes, he was paid $8,412 per month from February 1, 1996 to January 31, 1997. Beginning May 1, 1996, Mr. Frakes took a 10% voluntary salary reduction which was still in effect at September 15, 2000. Mr. Frakes, per the agreement, was also eligible to receive bonus compensation in the form of cash or shares of common stock.

The employment agreement between the Company and Mr. Frakes contains certain restrictive covenants, including prohibition of the use of proprietary information by Mr. Frakes, and restrictions on future competing employment. The restrictions on competing employment will be enforceable following termination of employment by the Company only if the Company continues to pay prescribed amounts each month during the period of restriction. Certain provisions of the agreement may require the Company to purchase all of Mr. Frakes' common shares, including unregistered shares, unexercised stock options and warrants at the average fair market value price upon termination or an ownership control change exceeding 40% control by an outside party.

In September 2000, the Company laid-off 6 employees primarily employed for research and development of the Pharmaceutical Care System TM; Mr. Frakes was included in this layoff.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of June 12, 2001, concerning the beneficial ownership of Common Stock of the Company by each person known to the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, by each executive officer of the Company named in the Summary Compensation Table, by each director and nominee director of the Company, and by all directors and executive officers of the Company as a group:

Name of of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
William A. Peter, Jr.	928,319	(2)	10.0%
Peter J. Zugschwert	998,780	(3)	10.8%
Jonathan R. Gordon	78,800	(4)	0.9%
Stanford M. Baratz	59.800	(4)	0.6%
Matthew E. Goldberg	18,800	(4)	0.2%
B. Marie Cooper	28,750	(5)	0.3%
All Officers and Directors as a group (5 persons)	1,184,930	(6)	12.8%

(1) Based upon 9,262,130 outstanding shares of common stock as of June 12, 2001.

(2) No shares may be purchased pursuant to stock options or warrants.

(3) Includes 46,250 shares which may be purchased pursuant to stock options and 760,000 shares which may be purchased pursuant to convertible debt, exercisable within 60 days of the date hereof.

(4) Includes 10,000 shares which may be purchased pursuant to stock options, exercisable within 60 days of the date hereof.

(5) Includes 23,750 shares which may be purchased pursuant to stock options, exercisable within 60 days of the date hereof.

(6) Includes 860,000 shares which certain directors and officers may purchase pursuant to convertible debt and stock options, exercisable within 60 days of the date hereof.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At February 28, 2001, the Company had $117,500 in notes payable and outstanding accounts payable of $2,100 with Mr. Zugschwert related to consulting services rendered.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Reference is made to the Exhibit Index hereinafter contained on page xx of this report.

(b)  REPORTS ON FORM 8-K

The Company filed Form 8-K on February 9, 2001, regarding the sale of Pharmaceutical Care software.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH OUTCOMES MANAGEMENT, INC.

By:     /s/  Peter J. Zugschwert
           Peter J. Zugschwert
           Chairman and President
           Principal Executive Officer

Date: /s/  June 12, 2001