Form 10QSB
period 2001-05-31
HEALTH OUTCOMES MANAGEMENT INC
filed 2001-07-13
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 0-15936

HEALTH OUTCOMES MANAGEMENT, INC.
(Exact name of small business issuer as specified in its charter)

                Minnesota                                                               41-1546471
(State or other jurisdiction of incorporation or organization)            (IRS Employer Identification Number)

2331 University Avenue SE
Minneapolis, Minnesota 55414
(Address of principal executive offices)

(612)378-3053
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Shares of $0.01 par value common stock outstanding at July 11, 2001: 9,262,130

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
               Consolidated Statements of Operations - Three Months Ended May 31, 2001 and 2000
                Consolidated Balance Sheets - May 31, 2001 and February 28, 2001
               Consolidated Statement of Cash Flows - Three Months Ended May 31, 2001 and 2000
               Notes to Consolidated Financial Statements - May 31, 2001
Item 2.   Management's Discussion and Analysis or Plan of Operation

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
Item 2.   Changes in Securities and Use of Proceeds
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included in this Form 10-QSB are unaudited and reflect in the opinion of management all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended May 31,
	2001	2000
REVENUES	$ 154,677	$ 303,136
COST OF REVENUES	45,785	181,844
GROSS PROFIT	108,892	121,292
OPERATING EXPENSES
General and Administrative	60,001	39,225
Selling and Marketing	0	864
Research and Development	0	40,391
TOTAL OPERATING EXPENSES	60,001	80,480
OPERATING INCOME (LOSS)	48,891	40,812
OTHER INCOME (EXPENSE)
Interest Income	0	0
Interest Expense	(3,220)	(3,219)
TOTAL OTHER INCOME (EXPENSE)	(3,220)	(3,219)
INCOME (LOSS) BEFORE INCOME TAXES	45,671	37,593
INCOME TAX EXPENSE	0	0
NET INCOME (LOSS)	$ 45,671	$ 37,593

BASIC
Weighted Average Common Shares Outstanding	9,262,130	9,198,761
DILUTED
Effect of Dilutive Securities
Stock Options	0	242,263
Convertible Debt	760,000	638,028
Adjusted Weighted Average Shares Outstanding	10,022,130	10,079,052

BASIC
Net Income (Loss)	$ 0.00	$ 0.00
DILUTED
Net Income (Loss)	$ 0.00	$ 0.00

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2001	February 28, 2001
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 47,216	$ 35,036
Trade Receivables, Less Allowance for Doubtful Accounts
of $1,375 and $1,375, respectively	23,170	26,158
Prepaid Expenses	6,770	7,043
Other Current Assets	0	0
TOTAL CURRENT ASSETS	77,156	68,237
PROPERTY AND EQUIPMENT, NET	16,804	18,746
TOTAL ASSETS	$ 93,960	$ 86,983
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	54,164	71,539
Notes Payable, Current	115,000	117,500
Leases Payable, Current	5,944	5,377
Deferred Revenue	7,405	25,115
Accrued Expenses	49,288	49,535
Other Current Liabilities	7,676	7,678
TOTAL CURRENT LIABILITIES	239,477	276,744
Leases Payable, Long-Term	4,496	5,924
TOTAL LIABILITIES	243,973	282,668
SHAREHOLDERS' EQUITY
Common Stock Par Value $0.01 Per Share;
Authorized - 15,000,000 shares
Issued - 9,262,130 shares	92,622	92,622
Additional Paid-In Capital	4,815,148	4,815,148
Accumulated Deficit	(5,057,783)	(5,103,455)
TOTAL SHAREHOLDERS' DEFICIT	(150,013)	(195,685)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 93,960	$ 86,983

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended May 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 45,671	$ 37,593
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,717	3,123
Decrease (Increase) in:
Trade Receivables	2,989	(12,382)
Prepaid Expenses	273	(2,912)
Other Current Assets	0	(153,500)
Increase (Decrease) in:
Accounts Payable	(17,375)	(41,052)
Deferred Revenue	(17,710)	67,550
Accrued Expenses	(248)	7,496
Other Current Liabilities	(2)	(3,796)
Net Cash Provided By (Used In) Operating Activities	15,315	(97,880)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	0	(16,181)
Proceeds from Sale of Assets	225	0
Net Cash Provided By (Used In) Investing Activities	225	(16,181)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments under Capital Lease Obligations	(860)	15,651
Repayment of Notes Payable	(2,500)	59,302
Net Cash Provided By (Used In) Financing Activities	(3,360)	74,953
Increase (Decrease) in Cash and Cash Equivalents	12,180	(39,108)
Cash and Cash Equivalents at Beginning of Period	35,036	47,009
Cash and Cash Equivalents at End of Period	47,216	7,901
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest	3,220	3,219

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 2001. In the opinion of management, such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month period ended May 31, 2001 may not be indicative of the results that may be expected for the year ending February 28, 2002.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The wholly owned subsidiaries are inactive as of February 2001.

New Accounting Pronouncements
The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, in the fiscal year ended February 28, 1999. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding the allocation of resources and assessment of performance. Since the closing of the pharmacy operations, the Company has viewed its operations as principally one segment, the sale and service of software to the healthcare industry. As a result, the information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

NOTES PAYABLE

In April 2000, the Company entered into a note payable of $65,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of May 31, 2001, the Company had an outstanding balance of $65,000 on this note payable. The Company is currently in default on this note payable.

In February 1999, the Company entered into a note payable of $50,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of May 31, 2001, the Company had an outstanding balance of $50,000 on this note payable. The Company is currently in default on this note payable.

LEASES PAYABLE

In March 2000, the Company entered into a capital lease of $16,181, with a lessor, as the result of leasing a new piece of equipment. As of May 31, 2001, the Company had an outstanding balance of $10,440 on this capital lease.

SALE OF PHARMACEUTICAL CARE SOFTWARE

The Company developed Pharmaceutical Care software in conjunction with an outside entity. The Company assigned its rights to the Pharmaceutical Care software during the fiscal year 2001 to that outside entity. The Company received consideration via extinguishment of amounts owed to this outside entity totaling $27,868 and the right to royalties from future revenues generated by the software licenses. The Company is entitled to receive royalties at varying rates, on gross revenues pertaining to Pharmaceutical Care software through February of 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATION

First Quarter Ended May 31, 2001 vs. First Quarter Ended May 31, 2000

Revenues

Revenues for the first quarter ended May 31, 2001 decreased $148,459 to $154,677 when compared to prior fiscal year first quarter revenues of $303,136, a decrease of 48.9%. This decrease was primarily due to the reduction in Pharmaceutical Care revenues.

The Company recorded a first quarter net income of $45,671 compared to a net income of $37,593 in the prior fiscal year period, an increase of $8,078 or 121.5%.

Revenues for the current fiscal period were primarily generated from continuing client support fees from the Company's software systems products.

The effects of inflation on the Company's revenues and operating results were not significant.

Costs and Expenses

Costs of revenues from continuing operations decreased by $136,059, or 74.8%, when compared to the prior fiscal year period.

Total costs and expenses incurred during the quarter decreased by $156,187, or 59.6%, to $105,786 when compared to the prior fiscal quarter expenses of $261,973.

Current year expenses decreased primarily due to decreased costs associated with decreased revenues.

Administrative expenses increased by $21,127, or 154.3%, when compared to the prior fiscal quarter.

Selling and marketing expenses, and research and development expenses remain insignificant.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months ended May 31, 2001, the Company had a working capital deficit of ($162,321), as compared to a deficit of ($208,507) at February 28, 2001, a decrease of $46,186. The decrease in working capital deficit was primarily due to a decrease in accounts payable and deferred revenue.

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

Item 2. Changes in Securities and Use of Proceeds

There were no change in securities to report as of the date of this filing.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities to report as of the date of this filing.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders.

Item 5. Other Information

There was no other information to be reported as of the date of this filing.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
      No exhibits are attached to this filing of Form 10-QSB.
(b)  Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter ended May 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH OUTCOMES MANAGEMENT, INC.
Date: July 13, 2001	By: /s/ Peter J. Zugschwert
Peter J. Zugschwert President and CEO
Date: July 13, 2001	By: /s/ Marie Cooper
Marie Cooper Principal Accounting Officer