Form 10QSB
period 2001-08-31
HEALTH OUTCOMES MANAGEMENT INC
filed 2001-10-11
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

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

(612) 378-3053
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Shares of $0.01 par value common stock outstanding at October 12, 2001: 9,287,720

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

                    Consolidated Statements of Operations - Three Months and Six Months Ended August 31, 2001 and 2000
                    Consolidated Balance Sheets - August 31, 2001 and February 28, 2001
                    Consolidated Statement of Cash Flows - Six Months Ended August 31, 2001 and 2000
                    Notes to Consolidated Financial Statements - August 31, 2001

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

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended August 31, 2001 2000	Six Months Ended August 31, 2001 2000

REVENUES	$ 123,023	$ 211,156	$ 277,699	$ 514,292
COST OF REVENUES	36,883	175,359	82,667	357,203
GROSS PROFIT	86,140	35,797	195,032	157,089
OPERATING EXPENSES
General and Administrative	72,979	33,511	132,979	72,736
Selling and Marketing	0	1,589	0	2,453
Research and Development	0	27,891	0	68,282
TOTAL OPERATING EXPENSES	72,979	62,991	132,979	143,471
OPERATING INCOME (LOSS)	13,161	(27,194)	62,053	13,618
OTHER INCOME (EXPENSE)
Interest Expense	(3,167)	(4,441)	(6,388)	(7,660)
TOTAL OTHER INCOME (EXPENSE)	(3,167)	(4,441)	(6,388)	(7,660)
INCOME (LOSS) BEFORE INCOME TAXES	9,994	(31,635)	55,665	5,958
INCOME TAX EXPENSE	0	(300)	0	(300)
NET INCOME (LOSS)	9,994	(31,335)	55,665	6,258

Net Income (Loss) Per Share Computation:

BASIC
Weighted Average Common Shares Outstanding	9,262,120	9,198,761	9,262,120	9,198,761
DILUTED
Effect of Dilutive Securities
Stock Options	472,324	242,263	472,324	242,263
Convertible Debt	760,000	638,028	760,000	638,028
Adjusted Weighted Average Shares Outstanding	10,494,444	10,079,052	10,494,444	10,079,052

BASIC
Net Income (Loss)	0.00	(0.01)	0.01	0.00
DILUTED
Net Income (Loss)	0.00	(0.01)	0.01	0.00

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

August 31, 2001	February 28, 2001

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 64,892	$ 35,036
Trade Receivables, Less Allowance for Doubtful Accounts
of $1,375 and $1,375, respectively	20,839	26,158
Prepaid Expenses	8,794	7,043
Other Current Assets	0	0
TOTAL CURRENT ASSETS	94,525	68,237
PROPERTY AND EQUIPMENT, NET	14,862	18,746
TOTAL ASSETS	$ 109,387	$ 86,983
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	65,524	71,539
Notes Payable, Current	115,000	117,500
Leases Payable, Current	6,090	5,377
Deferred Revenue	8,380	25,115
Accrued Expenses	43,705	49,535
Other Current Liabilities	7,673	7,678
TOTAL CURRENT LIABILITIES	246,372	276,744
Leases Payable, Long-Term	3,034	5,924
TOTAL LIABILITIES	249,406	282,668
SHAREHOLDERS' EQUITY
Common Stock Par Value $0.01 Per Share;
Authorized - 15,000,000 shares
Issued - 9,262,130 shares	92,622	92,622
Additional Paid-In Capital	4,815,148	4,815,148
Accumulated Deficit	(5,047,789)	(5,103,455)
TOTAL SHAREHOLDERS' DEFICIT	(140,019)	(195,685)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 109,387	$ 86,983

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended August 31,
2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	55,665	6,258
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,885	5,984
Decrease (Increase) in:
Trade Receivables	5,319	(2,161)
Prepaid Expenses	(1,751)	(2,483)
Other Current Assets	0	0
Increase (Decrease) in:
Accounts Payable	(6,015)	(91,979)
Deferred Revenue	(16,735)	8,712
Accrued Expenses	(5,830)	7,189
Other Current Liabilities	(5)	(1,004)
Net Cash Provided By (Used In) Operating Activities	34,533	(69,484)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	0	(16,181)
Net Cash Provided By (Used In) Investing Activities	0	(16,181)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments under Capital Lease Obligations	(2,177)	12,512
Repayment of Notes Payable	(2,500)	45,902
Net Cash Provided By (Used In) Financing Activities	(4,677)	58,414
Increase (Decrease) in Cash and Cash Equivalents	29,856	(27,251)
Cash and Cash Equivalents at Beginning of Period	35,036	47,009
Cash and Cash Equivalents at End of Period	64,892	19,758
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest	6,388	7,660

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Health Outcomes Management, Inc. (the "Company"), a Minnesota corporation, is engaged in licensing proprietary software services to long-term care facilities, home healthcare agencies and hospitals.

The Company markets its software products under the tradename "ASSURANCETM". These comprehensive products and services are designed to give healthcare professionals the assurance that productivity and costs are being carefully managed. These services also give clinicians the assurance that patient care is optimized by using some of the most advanced technology available to provide successful patient healthcare outcomes.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 2001. In the opinion of management, such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three or six month period(s) ended August 31, 2001 may not be indicative of the results that may be expected for the year ending February 28, 2002.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, in the fiscal year ended February 29, 2000. SAB 101 summarizes certain of the Securities and Exchange Commission's ("SEC") views in applying generally accepted accounting principles to revenue recognition in financial statements. As a result, the information disclosed herein represents revenues based on revenue recognition policies in conformity with the SEC.

During the current fiscal year, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by Standard No. 137 which provides guidance on accounting for derivatives and hedge transactions. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis. This applies whether the derivatives are stand-alone instruments, such as forwarded currency exchange contracts and interest rate swaps or collars, or embedded investments. Along with the derivatives, the underlying hedged items are also to be marked to market on an ongoing basis. These market value adjustments are to be included in net income (loss) in the statement of operations or in other comprehensive income (and accumulated in shareholders' equity), depending on the nature of the transaction. As a result, the information disclosed herein represents revenues based on revenue recognition policies in conformity with the SEC.

The adoption of the accounting pronouncements listed above had no material effect on the Company's financial statements.

NOTE 4 - DEBT

Notes Payable
In April 2000, the Company entered into a note payable of $65,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of August 31, 2001, the Company had an outstanding balance of $65,000 on this note payable. The Company is currently in default on this note payable.

In February 1999, the Company entered into a note payable of $50,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of August 31, 2001, the Company had an outstanding balance of $50,000 on this note payable. The Company is currently in default on this note payable.

Leases Payable
In March 2000, the Company entered into a capital lease of $16,181, with a lessor, as the result of leasing a new piece of equipment. As of August 31, 2001, the Company had an outstanding balance of $9,123 on this capital lease.

NOTE 5 - SALE OF PHARMACEUTICAL CARE SOFTWARE

The Company developed Pharmaceutical Care software in conjunction with an outside entity. The Company assigned its rights to the Pharmaceutical Care software during the fiscal year 2001 to that outside entity. The Company received consideration via extinguishment of amounts owed to this outside entity totaling $27,868 and the right to royalties from future revenues generated by the software licenses. The Company is entitled to receive royalties at varying rates, on gross revenues pertaining to Pharmaceutical Care software through February of 2007. The Company has not received any revenue for royalties to date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATION

Second Quarter Ended August 31, 2001 vs. Second Quarter Ended August 31, 2000

Revenues

Revenues for the second quarter ended August 31, 2001 decreased $88,133 to $123,023 when compared to prior fiscal year second quarter revenues of $211,156, a decrease of 41.7%. This decrease was primarily due to the reduction in Pharmaceutical Care revenues. The Company assigned its rights to the Pharmaceutical Care software in February 2001.

The Company recorded a second quarter net income of $9,994 compared to a net loss of ($31,335) in the prior fiscal year period, an increase of $41,329 or 131.9%.

Revenues for the current fiscal period were primarily generated from continuing client support fees from the Company's software systems products.

The effects of inflation on the Company's revenues and operating results were not significant.

Costs and Expenses

Costs of revenues from continuing operations decreased by $138,476, or 79.0%, when compared to the prior fiscal year period. This decrease was directly attributable to the Pharmaceutical Care software.

Total costs and expenses incurred during the quarter decreased by $128,488, or 53.9%, to $109,862 when compared to the prior fiscal quarter expenses of $238,350.

Current year expenses decreased primarily due to decreased costs associated with decreased revenues.

Administrative expenses increased by $39,468, or 117.8%, when compared to the prior fiscal quarter. This increase is a result of fixed costs allocated to research and development and selling and markeing now being absorped by general and administrative.

Selling and marketing expenses, and research and development expenses remain insignificant. Research and development expenses from the prior fiscal year were directly related to the Pharmaceutical Care software.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2001, the Company had a working capital deficit of ($151,847), as compared to a deficit of ($208,507) at February 28, 2001, a decrease of $56,660. The decrease in working capital deficit was primarily due to the Company generating a profit. Cashflow from operations increased which allowed the Company to reduce its current liabilities.

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

Item 3. Defaults Upon Senior Securities

As previously reported, the Company is in default on notes payable to the Company's President, Peter Zugschwert, in the amounts of $50,000 and $65,000, plus accrued interest, as of the date of this filing. See the section titled 'Notes to Consolidated Financial Statements' for detailed information regarding these amounts past due.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders.

Item 5. Other Information

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses. These statements include, but are not limited to, changes in general economic conditions, evolving industry standards, local and national competition, and the Company's ability to protect its intellectual property from third parties, as well as other factors.

All forward-looking statements in the document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to differ materially from the Company's recent results or those projected in the forward-looking statements are detailed in the Annual Report on Form 10-KSB for the year ended February 28, 2001, filed with the SEC.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
      No exhibits are attached to this filing of Form 10-QSB.
(b)  Reports on Form 8-K
      No reports on Form 8-K were filed during the second quarter ended August 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH OUTCOMES MANAGEMENT, INC.
Date: October 12, 2001	By: /s/ Peter J. Zugschwert
Peter J. Zugschwert President and CEO
Date: October 12, 2001	By: /s/ Marie Cooper
Marie Cooper Principal Accounting Officer