Form 10QSB
period 2001-11-30
HEALTH OUTCOMES MANAGEMENT INC
filed 2002-01-14
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Shares of $0.01 par value common stock outstanding at January 14, 2002: 9,287,720

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

                    Consolidated Statements of Operations - Three Months and Nine Months Ended November 30, 2001 and 2000
                    Consolidated Balance Sheets - November 30, 2001 and February 28, 2001
                    Consolidated Statement of Cash Flows - Nine Months Ended November 30, 2001 and 2000
                    Notes to Consolidated Financial Statements - November 30, 2001

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

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended November 30, 2001 2000	Nine Months Ended November 30, 2001 2000

REVENUES	$ 87,641	$ 180,417	$ 365,341	$ 694,709
COST OF REVENUES	32,560	122,015	115,227	479,217
GROSS PROFIT	55,081	58,402	250,114	215,492
OPERATING EXPENSES
General and Administrative	60,207	12,689	193,186	85,425
Selling and Marketing	0	0	0	2,453
Research and Development	0	2,939	0	71,221
TOTAL OPERATING EXPENSES	60,207	15,628	193,186	159,099
OPERATING INCOME (LOSS)	(5,126)	42,774	56,928	56,393
OTHER INCOME (EXPENSE)
Other Income	404	0	404	0
Interest Expense	(2,901)	(4,168)	(9,289)	(11,828)
TOTAL OTHER INCOME (EXPENSE)	(2,497)	(4,168)	(8,885)	(11,828)
INCOME (LOSS) BEFORE INCOME TAXES	(7,623)	38,606	48,043	44,565
INCOME TAX EXPENSE	1,512	0	1,512	(300)
NET INCOME (LOSS)	(9,135)	38,606	46,531	44,865

Net Income (Loss) Per Share Computation:

BASIC
Weighted Average Common Shares Outstanding	9,287,720	9,198,761	9,287,720	9,198,761
DILUTED
Effect of Dilutive Securities
Stock Options	472,324	252,000	472,324	252,000
Convertible Debt	760,000	638,028	760,000	638,028
Adjusted Weighted Average Shares Outstanding	10,299,720	10,079,052	10,299,720	10,079,052

BASIC
Net Income (Loss)	0.00	0.00	0.01	0.00
DILUTED
Net Income (Loss)	0.00	0.00	0.00	0.00

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

November 30, 2001	February 28, 2001

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 200,452	$ 35,036
Trade Receivables, Less Allowance for Doubtful Accounts
of $4,505 and $1,375, respectively	13,919	26,158
Prepaid Expenses	8,683	7,043
Other Current Assets	0	0
TOTAL CURRENT ASSETS	223,054	68,237
PROPERTY AND EQUIPMENT, NET	12,920	18,746
TOTAL ASSETS	$ 235,974	$ 86,983
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable	51,556	71,539
Escrow Account	162,500	0
Notes Payable, Current	115,000	117,500
Leases Payable, Current	5,782	5,377
Deferred Revenue	0	25,115
Accrued Expenses	40,847	49,535
Other Current Liabilities	7,651	7,678
TOTAL CURRENT LIABILITIES	383,336	276,744
Leases Payable, Long-Term	1,535	5,924
TOTAL LIABILITIES	384,871	282,668
SHAREHOLDERS' EQUITY
Common Stock Par Value $0.01 Per Share;
Authorized - 15,000,000 shares
Issued - 9,287,720 shares	92,877	92,622
Additional Paid-In Capital	4,815,148	4,815,148
Accumulated Deficit	(5,056,922)	(5,103,455)
TOTAL SHAREHOLDERS' DEFICIT	(148,897)	(195,685)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 235,974	$ 86,983

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended November 30,
2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	46,531	44,865
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,827	8,637
Decrease (Increase) in:
Trade Receivables	12,239	23,577
Prepaid Expenses	(1,640)	312
Other Current Assets	0	0
Increase (Decrease) in:
Accounts Payable	(19,983)	(88,822)
Deferred Revenue	(25,115)	(42,628)
Accrued Expenses	(8,688)	2,235
Other Current Liabilities	(27)	1,240
Net Cash Provided By (Used In) Operating Activities	171,644	(50,584)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	0	(16,181)
Net Cash Provided By (Used In) Investing Activities	0	(16,181)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments under Capital Lease Obligations	(3,984)	5,258
Repayment of Notes Payable	(2,500)	45,902
Net Cash Provided By (Used In) Financing Activities	(6,484)	51,160
Increase (Decrease) in Cash and Cash Equivalents	165,416	(15,605)
Cash and Cash Equivalents at Beginning of Period	35,036	47,009
Cash and Cash Equivalents at End of Period	200,452	31,404
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest	9,289	11,828

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

The Company markets its software products under the tradename "ASSURANCE TM". These comprehensive products and services are designed to give healthcare professionals the assurance that productivity and costs are being carefully managed. These services also give clinicians the assurance that patient care is optimized by using some of the most advanced technology available to provide successful patient healthcare outcomes.

The Company is currently in the process of selling its assets, including the "ASSURANCE TM" software, upon shareholder approval at the January 16, 2002 Special Meeting of Shareholders.

See Note 6 - Sale of Assets.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 2001. In the opinion of management, such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three or nine month period(s) ended November 30, 2001 may not be indicative of the results that may be expected for the year ending February 28, 2002.

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

NOTE 4 - DEBT

Notes Payable
In April 2000, the Company entered into a note payable of $65,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of November 30, 2001, the Company had an outstanding balance of $65,000 on this note payable. The Company is currently in default on this note payable.

In February 1999, the Company entered into a note payable of $50,000, with the Company's President, as a result of the restructuring of an accounts payable obligation. As of November 30, 2001, the Company had an outstanding balance of $50,000 on this note payable. The Company is currently in default on this note payable.

Leases Payable
In March 2000, the Company entered into a capital lease of $16,181, with a lessor, as the result of leasing a new piece of equipment. As of November 30, 2001, the Company had an outstanding balance of $7,317 on this capital lease.

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

NOTE 6 - SALE OF ASSETS

In October 2001, the Company filed a Form 8-K regarding the pending sale of its assets. The Asset Purchase Agreement, dated November 1, 2001, provides for the sale of the Company's, provided the shareholders approve the sale at the Special Meeting of Shareholders to be held on January 16, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATION

Third Quarter Ended November 30, 2001 vs. Third Quarter Ended November 30, 2000

Revenues

Revenues for the third quarter ended November 30, 2001 decreased $92,776 to $87,641 when compared to prior fiscal year third quarter revenues of $180,417, a decrease of 51.4%. This decrease was primarily due to the pending sale of the Company's assets, namely the Assurance 2001 TM software and the associated support fees billed to the Company's customers during the month of November. The Company assigned its rights to the software, and any associated revenue, on November 1, 2001, to QBS, Inc., pending approval of the sale by the Company's shareholders on January 16, 2002..

The Company recorded a third quarter net loss of $(9,135) compared to a net income of $38,606 in the prior fiscal year period, a decrease of $47,741 or 123.7%.

Revenues for the current fiscal period were primarily generated from continuing client support fees from the Company's software systems products.

The effects of inflation on the Company's revenues and operating results were not significant.

Costs and Expenses

Costs of revenues from operations decreased by $89,455, or 73.3%, when compared to the prior fiscal year period. This decrease was directly attributable to the pending sale of the software.

Total costs and expenses incurred during the quarter decreased by $44,876, or 32.6%, to $92,767 when compared to the prior fiscal quarter expenses of $137,643.

Current year expenses decreased primarily due to decreased costs associated with decreased revenues.

Administrative expenses increased by $47,518, or 374.5%, when compared to the prior fiscal quarter. This increase is a result of fixed costs allocated to research and development and selling and markeing now being absorped by general and administrative.

Selling and marketing expenses, and research and development expenses remain insignificant. Research and development expenses from the prior fiscal year were directly related to the Pharmaceutical Care software.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2001, the Company had a working capital deficit of ($160,282), as compared to a deficit of ($208,507) at February 28, 2001, a decrease of $48,225. The decrease in working capital deficit was primarily due to the Company generating a profit. Cashflow from operations increased which allowed the Company to reduce its current liabilities.

Improved capital availability and ongoing operations will ultimately depend on shareholder approval of the sale of the Company's assets and the identification of a potential merger and/or acquisition by the Company.

The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A lawsuit has been filed naming the Company as a third-party litigant relating to the Company reselling Advanced Information Systems (AIM's) software to one of it's customers.

The Company believes it will not have any material losses as a result of the lawsuit.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period ended November 30, 2001. However, the Company is currently in the process of selling its assets, as identified in Form 8-K filed by the Company in November 2001. This matter will be submitted to shareholders for approval on January 16, 2002.

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
(b)  Reports on Form 8-K
      The Company filed a Form 8-K on November 13, 2001, regarding the sale of the Company's assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH OUTCOMES MANAGEMENT, INC.
Date: January 14, 2002	By: /s/ Peter J. Zugschwert
Peter J. Zugschwert President and CEO
Date: January 14, 2002	By: /s/ Marie Cooper
Marie Cooper Principal Accounting Officer