Form 10QSB/A
period 2001-11-30
HEALTH OUTCOMES MANAGEMENT INC
filed 2002-01-18
CIK 804157

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

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended November 30,
2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	46,531	44,865
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,827	8,637
Decrease (Increase) in:
Trade Receivables	12,239	23,577
Prepaid Expenses	(1,640)	312
Other Current Assets	0	0
Increase (Decrease) in:
Accounts Payable	(19,983)	(88,822)
Deferred Revenue	(25,115)	(42,628)
Accrued Expenses	(8,688)	2,235
Other Current Liabilities	162,473	1,240
Net Cash Provided By (Used In) Operating Activities	171,644	(50,584)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	0	(16,181)
Net Cash Provided By (Used In) Investing Activities	0	(16,181)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments under Capital Lease Obligations	(3,984)	5,258
Issuance of Stock	256	0
Repayment of Notes Payable	(2,500)	45,902
Net Cash Provided By (Used In) Financing Activities	(6,228)	51,160
Increase (Decrease) in Cash and Cash Equivalents	165,416	(15,605)
Cash and Cash Equivalents at Beginning of Period	35,036	47,009
Cash and Cash Equivalents at End of Period	200,452	31,404
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Year for Interest	9,289	11,828

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