Form 10KSB
period 2002-02-28
HEALTH OUTCOMES MANAGEMENT INC
filed 2002-05-29
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 0-9587

HEALTH OUTCOMES MANAGEMENT, INC.
(Name of Small Business Issuer in its Charter)

          Minnesota                                                  41-1546471
(State or Other Jurisdiction of Incorporation or Organization)              (IRS Employer Identification Number)

2331 University Avenue SE
Minneapolis, Minnesota 55414
(Address of Principal Executive Offices, including Zip Code)

(612) 378-2931
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]  Yes     [  ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

The issuer's revenues for the fiscal year ended February 28, 2002 were $363,055.

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $78,741 based upon the closing price of the Common Stock as reported on the OTC:BB on May 28, 2002.

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, on May 28, 2002 was 9,287,720.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (check one):  [  ] Yes   [X] No

HEALTH OUTCOMES MANAGEMENT, INC.
Form 10-KSB for the Year Ended February 28, 2002

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K
SIGNATURES

PART I

ITEM 1 - BUSINESS

Introduction

Through October 31, 2001, Health Outcomes Management, Inc. (the "Company", "Health Outcomes", or "HOMI") was engaged in licensing proprietary software services to long-term care facilities, home healthcare agencies, hospitals and retail pharmacies.

Health Outcomes sold its assets to an unrelated party effective November 1, 2001. Results of operations prior to November 1, 2001 are reflected in the Company's financial statements for the year ended February 28, 2002 and amounts related to the sale of the assets have been categorized as discontinued operations.

Operating Segments/Principal Products/Markets

The Company's primary products were as follows:

LONG-TERM CARE SOFTWARE
The Company marketed computer software services to long-term care facilities to provide the clinical documentation required by federal and state regulations. The Assurance Long-Term Care System TM utilized a relational database and could be installed individually or as a complete system with the clinical documentation system.

HOME HEALTHCARE AGENCY SOFTWARE
The Assurance Homecare SystemTM was designed for the collection and analysis of information needed to manage homecare patients when they no longer need to be in a hospital and are being cared for at home. This system could be installed as a stand-alone or as part of a complete system with the Company's clinical documentation system.

HOSPITAL SOFTWARE
Hospitals utilized several of the Company's software services. Rehabilitation hospitals utilized a customized, computerized system specifically for the needs of the rehabilitation market segment. Procedures and reportes were specific for the needs of treating acute care, long-term care and outpatient rehabilitation patients.

The Assurance Kinetics SystemTM allowed easier, faster and more cost efficent methods of calculating proper dosages and track schedules of commonly monitored drugs.

The Assurance Nutrition SystemTM allowed institutions and/or physicians to provide nutritional consult that was specifically geared to the patient's nutritional status.

PHARMACY PRACTICE SOFTWARE
The Assurance Patient-Centered Coordinated Comprehensive Pharmaceutical Care SystemTM was designed to help practitioners care for patients and for network and practice management. This system was designed to implement the (University of Minnesota's) Peter's Institute of Pharmaceutical Care model of generalist pharmaceutical care practice.

On February 8, 2001, the Company disposed of one of its assets relating to this software as reported on Form 8-K filed with the Securities and Exchange Commission on February 9, 2001.

CONTINUING SUPPORT SERVICES
All computerized Health Outcomes systems were licensed with an agreement for the Company to provide continuing support services via a telephone help line (800-STAT-911).

Marketing and Distribution

The Company's products were marketed through direct efforts which consisted of Company personnel and a commissioned sales representative in the promotion and sales of products and services to all of the Company's markets for its software systems.

The Company's marketing objective was to establish itself as a leader in providing clinical support services. The Assurance 2001 systems were stand-alone systems that could be integrated, but were designed to meet specific productivity and outcome management needs of practitioners and clinicians in the various markets. The software was licensed directly by the Company to its clients.

Competition

The market for healthcare information products and services was intensely competitive. The Company competed with various companies in each of the various markets. Many of the competitors had greater resources for financing and marketing.

The Company's competitors included specialty healthcare companies, heathcare information system and software vendors and healthcare management organizations.

The Company had competitive advantages by having products with a wide range of applications in a variety of different healthcare settings, but had disadvantages by competitors with larger sales forces and greater financial resources.

Suppliers

The Company did not utilize any outside suppliers for its products and/or services provided to its customers.

Customers

During fiscal year 2001, one customer accounted for approximately 17.0% of the Company's revenues. Revenue derived from this client pertained to the Pharmaceutical Care software, which was sold in February 2001.

The Company was not dependent upon any single or few customers for a material (10% or more) portion of sales of any of its products or services.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company held no patents, licenses, franchises, concessions or labor contracts with respect to any of its products or services. The Company sought to protect proprietary information regarding its products and services as trade secrets by utilizing non-disclosure agreements with its employees, clients and others who are permitted access to such information.

The Company assigned its rights to its Pharmaceutical Care software during the year 2001 to an outside entity. The Company received the right to royalties from future revenues generated by the sale of software licenses by this entity, at varying rates on gross revenues, through February 2007.

Governmental Approvals

The Company was not required to obtain governmental approval of its products.

Effect of Governmental Regulations

The healthcare industry is subject to extensive regulation by both Federal and State governments. Generally, state laws prohibit the practice of medicine and nursing without a license. Many states interpret the practice of nursing to include health teaching, health counseling, the provision of care supportive to or restorative of life and well being and the execution of medical regimens prescribed by a physician. Accordingly, to the extent that the Company assisted providers in improving patient compliance by publishing educational materials or providing behavior modification training to patints, such activities could be deemed by a state to be the practice of medicine or nursing. The Company believed it was not engaged in the practice of medicine.

Research and Development

The Company spent approximately $0 and $71,221 on research and development efforts in the two fiscal years ended February 28, 2002 and 2001, respectively. These expenditures were incurred primarily by the Pharmaceutical Care software system development. No further research and development went into this product after September 2000.

Compliance with Environmental Laws (Federal, State and Local)

Compliance with federal, state and local environmental provisions had no effect on capital expenditures and had no material effect on earnings or on the competitive position of the Company.

Employees

As of November 1, 2001, the Company had no employees and continues to have no employees.

The Company currently has two independent contractors.

ITEM 2 - PROPERTIES

The Company leased a facility of approximately 1,500 square feet located at 2331 University Avenue SE, Minneapolis, Minnesota 55414. All operating entities were located within this facility.

Currently, the Company sublets, on a month-to-month basis, one office within this facility located at this address. No current or future lease obligation exists.

ITEM 3 - LEGAL PROCEEDINGS

As of May 28, 2002, the Company was not involved in any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ON January 16, 2002, a special meeting of shareholders was held relating to the proposed sale of the Company's assets. At that meeting, shareholders approved of the proposed transaction with a 56.2% vote.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the OTC Bulleting Board Market (Over-The-Counter includes OTC and OTCBB) under the symbol "HOMI". The following table sets forth the quarterly high and low reported last sales prices for the Company's Common Stock over the past two years.

	Period	High	Low
Fiscal 2002	First Quarter	$0.030	$0.010
	Second Quarter	$0.024	$0.012
	Third Quarter	$0.020	$0.015
	Fourth Quarter	$0.020	$0.010
Fiscal 2001	First Quarter	$0.250	$0.125
	Second Quarter	$0.150	$0.120
	Third Quarter	$0.130	$0.040
	Fourth Quarter	$0.040	$0.010

As of May 28, 2002, management believes that the number of share owner accounts of record was approximately 270, at which date the clsoing market price of the Company's common stock was $0.010 per share.

To date, the Company has paid no dividends and does not intend to pay dividends in the foreseeable future. Future dividend policy with respect to the common stock will depend on conditions existing at the time, including the Company's earnings (if any), capital needs, financial condition, general business conditions and other factors considered by the Board of Directors.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The information appearing below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Because of the sale of the Company's assets in November 2001, future periods will primarily reflect general and administrative expenses associates with the continuing administration of the Company. No inferences as to future performance should be drawn.

As it relates to future operations, the Company's intent is to acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. The Company's management anticipates that it will be able to participate in only one potential business venture because of its nominal assets and limited financial resources.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes, but has not conducted any research to confirm, that there are business entities seeking the perceived benefits of a reporting corporation. Such percieved benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors.

The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, the Company's management believes it will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering.

The Company is currently subject to all reporting requirements included in the Securities and Exchange Act of 1934. Included in these requirements is the duty of the Company to file audited financial statements as part of or within 60 days following the due date for filing its Form 8-K which is required to be filed with the Securities and Exchange Commission within 15 days following the completion of a business combination. The Company intends to acquire or merge with a company for which audited financial statements are available or for which it believes audited financial statements can be obtained within the required period of time. The Company may reserve the right in the documents for the business combination to void the transaction if the audited financial statements are not timely available or if the audited financial statements provided do not conform to the representations made by the target company.

The Company will not restrict its search for any specific kind of business entities, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict when, or if, such a transaction will be consummated.

Results of Operations

Comparison of Fiscal Year 2002 vs. Fiscal Year 2001

Net Sales

Net sales for fiscal year 2002 decreased $505,928 to $363,055, or 58.2% when compared to net sales for fisal year 2001. This decrease is attributable top the Company's sale of its Pharmaceutical Care software product during the prior year.

Cost of Goods Sold

The Company's cost of goods sold decreased from $586,201 to $115,223, a difference of $470,978 or 80.3%. This decrease is a direct result of the reduced fixed and variable costs associated with the decrease of the net revenues for the Company's Pharmaceutical Care software product. This product was sold in the prior fiscal year.

Gross Profit

Gross profit for the fiscal year 2002 was 68.3% versus 32.5% for the prior fiscal year. The increase in gross profit is a result of the substantial reduction in the cost of sales associated with the Company's Pharmaceutical Care software product which was sold in fiscal year 2001.

Operating Expenses

Total operating expenses increased $70,526 or 44.6% when compared to the prior fiscal year. Selling and marketing costs decreased to $0, a decrease of 100%; general and administrative costs increased to $228,710, an increase of 168.0%; and research and development costs decreased to $0, a decrease of 100%.

Selling and marketing costs decreased due to the Company reducing its efforts to market its products.

General and administrative costs increased due to absorption of costs for all of its products, as well as expenses related to the efforts of completing the sale of the Company's operating assets.

Research and development costs decreased due to the sale of the Company's Pharmaceutical Care product. All prior research and development efforts were put into this product.

Non-Operating Income

During fiscal 2002, the Company sold its operating assets to an outside party. The amount received in consideration for this transaction was $265,000.

Comparison of Fiscal Year 2001 vs. 2000

Net Sales

Net sales for fiscal year 2001 decreased $408,519 to $868,983, or 32.0% when compared to net sales for fiscal year 2000. This decrease represents reduced sales for third-party software and declining support and training fees.

Cost of Goods Sold

The Company's cost of goods sold decreased from $835,616 to $586,201, a difference of $249,415 or 29.8%. This decrease is representative of the decrease in revenues for the fiscal year.

Gross Profit

Gross profit for the fiscal year 2001 was 32.5% versus 34.6% for the prior fiscal year. The decrease in gross profit was directly related to revenue and cost amounts consistently.

Operating Expenses

Total operating expenses decreased $228,235 or 59.1% when compared to the prior fiscal year. Selling and marketing costs increased to $1,635, an increase of 141.9%; general and administrative costs decreased to $85,328, a decrease of 63.6%; and research and development costs decreased to $71,221, a decrease of 53.0%.

Selling and marketing costs were immaterial during both fiscal year 2001 and 2000. The Company completed marketing functions internally at minimal cost.

General and administrative costs were decreased through ongoing efforts of the Company to reduct all expenses throughout the year as a result of decreasing revenues.

Research and development costs decreased due to reduced staffing, mostly relating to the Company's Pharmaceutical Care software product.

Liquidity and Capital Resources

The Company had working capital of $75,793 compared to a deficit of $208,507 for fiscal 2002 and 2001, respectively, an increase of $284,300. The increase in working capital was substantially due to the Company selling its operating assets in the current fiscal year.

The Company does not have commitments for any capital expenditures for the fiscal year 2003.

The Company's cash flow position has improved for the fiscal year. The Company will not, however, have ongoing cash flow, due to the sale of its operating assets. The Company's efforts will be concentrated on finding a company to merge with or acquire. However, no assurance can be given if or when such a transaction will occur.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report on the Financial Statements

Financial Statements

  Consolidated Balance Sheets

  Consolidated Statements of Discontinued Operations

  Consolidated Statements of Cash Flows

  Consolidated Statements of Changes in Stockholders' Equity (Deficit)

  Notes to Consolidated Financial Statements

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Health Outcomes Management, Inc. and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Health Outcomes Management, Inc. and Subsidiaries as of February 28, 2002 and February 28, 2001, and the related statements of discontinued operations, changes in stockholders' deficit, and cash flows for the three years in the period ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Outcomes Management, Inc. and Subsidiaries as of February 28, 2002 and 2001, and the results of their operations and their cash flows for the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

SCHWEITZER KARON & BREMER, LLC
Certified Public Accountants
Minneapolis, Minnesota
May 10, 2002

See Accompanying Notes to Consolidated Financial Statements

See Accompanying Notes to Consolidated Financial Statements

See Accompanying Notes to Consolidated Financial Statements

See Accompanying Notes to Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. Nature of Business and Significant Accounting Policies

Nature of Business:

Health Outcomes Management, Inc. ("the Company"), formerly known as Data Med Clinical Support Services, Inc., and its wholly owned subsidiaries, developed and supplied computer software systems and services to the healthcare industry.

The Company marketed clinical and financial software systems and related services used for the management of long-term care facilities, homecare facilities, and hospital departments. The various software systems were designed to meet the needs of the specific industry and required little or no production, modification or customization.

Significant Accounting Policies:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. The wholly owned subsidiaries were inactive as of February 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

INCOME TAXES

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for renewals and betterments are capitalized. Repairs and maintenance costs are charged to expense. Additionally, where required by accounting principles generally accepted in the United States of America, all significant equipment leases are capitalized as installment purchases. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in the results of operations.

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is provided over the useful lives of the respective assets on a straight-line basis. The useful lives, for financial reporting purposes, range from three to seven years.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. Nature of Business and Significant Accounting Policies (continued):

Significant Accounting Policies (continued):

RESEARCH AND DEVELOPMENT

Research and development costs were charged to expense as incurred.

COMPREHENSIVE INCOME

The Company does not have any items of other comprehensive income in any of the periods presented.

REVENUE RECOGNITION

The Company generated several types of revenue, including the following:

SOFTWARE LICENSES: The Company licensed software for which revenues were generally recognized when a non-cancelable license agreement was signed, the customer had completed necessary training, the software product was shipped, there were no uncertainties surrounding product acceptance, the fees were fixed and determinable and collection was considered probable. For customer license agreements which met these recognition criteria, the portion of the fees related to software licenses was generally recognized in the current period, while the portion related to services (maintenance, support and consulting) was recognized over the period the services were to be performed. For arrangements including multiple elements, revenues were allocated to the various elements based upon vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value was determined by the price charged when the same element was sold separately. When the Company was acting as a reseller, the software license revenue was not recognized until the license was delivered and necessary training had been completed.

TRAINING AND EDUCATION SERVICES: The Company provided training and education services to its customers in the use of its software products. Classes were held either at the Company's training facilities or the customer's site. Revenues from such services were recognized at completion of the training. VSOE was determined by the price charged when the same element was sold separately. VSOE was not essential to the functionality of any other element of the transaction, and the total price of the arrangement would have been expected to vary as the result of the inclusion or exclusion of these services.

SOFTWARE MAINTENANCE AND SUPPORT: The Company entered into agreements with its software customers to provide post-contract support (PCS) activities including industry consulting, software support and software maintenance. These agreements varied in length from one month to three years. The maintenance agreements included certain program updates, which principally resulted from various changes in regulations affecting the healthcare industry. These updates were unspecified. There was no implicit or explicit commitment or agreement to deliver any upgrades or enhancements at any time. They were provided on a when-and-if available basis. Support fees were considered PCS and were recognized ratably. Maintenance was included in the pricing of support fees and therefore was also recognized ratably.

DEFERRED REVENUE: Revenues related to post-contract support agreements (generally product maintenance and consulting agreements) were deferred and recognized ratably over the period of the agreement. The Company changed its support agreement practices to generally billing on a monthly basis in the prior fiscal year.

The Company deferred revenues received for software licenses that did not meet its revenue recognition criteria until such criteria were met.

NET INCOME (LOSS) PER COMMON SHARE

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

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 3. Notes Payable

Notes payable consisted of the following:

	2002	2001
Note payable to related party maturing January 2001, including interest at 8.0%, and secured by inventory, receivables, equipment and general intangibles, fully subordinate to other obligations of the Company as designated by the Board of Directors, and convertible into common stock at a conversion price of $0.25 per share. Interest accrued and unpaid at February 28, 2002 and 2001 was $0 and $4,800, respectively. Interest expense was $5,100, $4,800 and $0 for the years ended February 28, 2002, 2001 and February 29, 2000, respectively.	$ 0	$ 65,000
Note payable to related party maturing June 2000, including interest at 8.0%, and secured by inventory, receivables, equipment and general intangibles, fully subordinate to other obligations of the Company as designated by the Board of Directors, and convertible into common stock at a conversion price of $0.10 per share. Interest accrued and unpaid at February 28, 2002 and 2001 was $0 and $8,900, respectively. Interest expense was $3,900, $4,700 and $4,000 for the years ended February 28, 2002, 2001 and February 29, 2000, respectively.	0	50,000
Note payable to former employee maturing November 2000, payable in monthly installments of $800, including interest at 10.0%.	0	2,500
Total Notes Payable	$ 0	$ 117,500

NOTE 4. Leases

The Company is leasing office space on a month-to-month basis. Monthly rent expense is $300.

Future minimum lease payments under capital lease obligations are as follows:

Year		Amounts
2003	$	6,240
Total		6,240
Less amounts representing interest		(316)
Present value of net minimum lease payments		5,924
Less current installments		(5,924)
Obligations under capital leases, excluding current installments	$	0

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5. Income Taxes

There was no income tax expense or benefit amounts recorded for 2002, 2001 or 2000.

The provision for income taxes from continuing operations for the years ended February 28, 2002 and 2001, and February 29, 2000 differs from the statutory federal tax rate applied as follows:

	2002	2001	2000
Federal tax calculated at the statutory rate	34%	34%	34%
State taxes, net	2%	2%	2%
Change in valuation allowance	(36%)	(36%)	(36%)
	0%	0%	0%

Deferred taxes, calculated using an effective tax rate of 36% in 2002, 2001 and 2000 consist of the following:

		2002		2001		2000
Deferred tax assets:						
Capital leases	$	800	$	1,000	$	300
Book depreciation greater than tax		0		2,900		4,000
Trade receivables		0		500		1,700
Net operating loss carryforwards		1,479,200		1,603,400		1,652,400
Deferred revenue		0		9,000		39,900
Gross deferred tax assts		1,480,000		1,616,800		1,698,300
Less valuation allowance		(1,480,000)		(1,616,800)		(1,698,300)
Net deferred tax assets	$	0	$	0	$	0

As of February 28, 2002, the Company had net operating loss carryforwards for tax reporting purposes of approximately $4,173,000, which expire beginning in 2003. Included in the above carryforward amounts is approximately $670,000 of net operating losses attributable to the former separated operations of STAT Systems, Inc., utilization of which is restricted subject to the annual limitations specified by the Internal Revenue Code of 1986 as amended.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6. Net Income (Loss) Per Share

The following table presents the computation of basic and diluted net income (loss) per share:

	2002	2001	2000
Net income (loss) available to common shareholders for basic earnings per share	$ 280,932	$ 135,681	$ 45,270
Plus interest on convertible debt	8,997	9,487	4,993
Net income (loss) available to common shareholders for diluted earnings per share	$ 289,929	$ 145,168	$ 50,263
Reconciliation of shares used in basic and diluted per share calculations:			
Denominator for basic income per share – weighted average common shares outstanding	9,273,137	9,262,130	9,198,761
Effect of dilutive securities:			
Stock options	0	0	242,263
Warrants	0	0	0
Convertible debt	0	760,000	638,028
Denominator for diluted net income (loss) per share adjusted by weighted average shares and assumed conversions	9,273,137	10,022,130	10,079,052
Basic per share data:			
Net income (loss)	$0.03	$0.01	$0.00
Diluted per share data:			
Net income (loss)	$0.03	$0.01	$0.00

NOTE 7. Stockholders' Equity (Deficit)

Stock Issuance

During 2000, the Company issued 63,369 shares of common stock as part of the Company match benefit for the 401(k) retirement plan. No shares of common stock were issued during 2001 or 2002 for the 401(k) retirement plan.

Preferred Stock

The Company has authorized Series A, convertible preferred stock. All preferred shares are non-voting, receive no dividends, and have liquidation preference over the Company's common stock. All 1,000,000 preferred shares are un-issued and are undesignated as of February 28, 2002.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7. Stockholders' Equity (Deficit) (Continued)

Stock Option Plan

In February 1986, the Company adopted a stock option plan providing for the issuance of up to 1,200,000 shares of common stock to associates, members of the board of directors, and other non-employee agents of the Company. The exercise price of the options must be at least 100% (110% for stockholders with 10% or more ownership) of the fair market value of the common stock as of the date of grant. Generally, options are exercisable for a period of ten years (five years for shareholders with 10% or more ownership) commencing on the date of grant.

During February 1996, the Company's 1986 stock option plan expired. No additional stock options can be issued under this plan to associates, members of the board of directors, or other non-employee agents of the Company without shareholder approval of a new stock option plan.

During 2002, 2001 and 2000, the Company granted non-qualified options to various employees, directors, and non-employee agents.

Information with respect to options for the Company's common shares is summarized as follows:

	Price Per Share Range		Incentive Options		Non-Qualified Options	
			Stock Options	Wtd Avg Exer Price	Stock Options	Wtd Avg Exer Price
Balance February 28, 1999	$ 0.10	$ 0.97	224,815	$ 0.47	553,400	$ 0.21
Granted	0.10	0.35	-	-	451,400	0.10
Exercised			-		-	-
Cancelled	0.10	0.97	(91,000)	0.36	(96,000)	0.25
Balance February 29, 2000	0.10	0.97	133,815	0.54	908,800	0.15
Granted	0.12	0.18	-	0.14	9,600	0.14
Exercised			-		-	
Cancelled	0.10	0.97	(90,315)	0.51	(445,000)	0.14
Balance February 28, 2001	0.10	0.97	43,500	0.51	473,400	0.16
Granted	0.31	0.59	-	-	22,500	0.46
Exercised			-		-	
Cancelled	0.10	0.97	(43,500)	0.51	(186,600)	0.20
Balance February 28, 2002	**$ 0.10**	**$ 0.97**	**-**	**$ -**	**309,300**	**$ 0.16**

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 2000.

	2002	2001	2000
Risk-free interest rate	5.25%	6.32%	5.80%
Expected life of options	2 years	5 years	5 years
Expected volatility	30%	158%	164%
Expected dividend yield	0%	0%	0%

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 9. Employment Agreement(s)

On February 1, 1991, the Company entered into employment agreements with its then President and Vice President which provided for their employment for a term of three years with automatic renewal of the term for one year periods thereafter, unless terminated by the Company within the provisions of the agreement, or by the President or Vice President for any reason upon twelve weeks advance notice. The Company may be required to purchase all of the employees' common shares including unregistered shares, unexercised stock options and warrants at the average fair market value price at the time of the termination. In December 1997, the Company terminated the employment of its President, and in September 2000, the Company terminated the employment of its Vice President. During January 2002, the Company paid $40,000 to its prior Vice President as consideration for any amounts due under the employment agreement.

NOTE 10. Retirement Plans

On March 1, 1995, the Company established a defined contribution, 401(k) retirement plan for substantially all of its employees. The Company may match up to 50% of the employees' contribution within specified limitations. The expense recognized in years ending 2002, 2001 and 2000 relating to the plan totaled $0, $0 and $12,000, respectively. The Company issued 63,369 shares for its 2000 matching contribution in fiscal year 2000.

As of November 1, 2001, the Company had no employees (see Note 13).

NOTE 11. Major Clients

During fiscal years 2002, 2001 and 2000, one client accounted for approximately 0.0%, 17.0% and 12.7% of total revenues, respectively. Revenue derived from this client pertained to the Pharmaceutical Care software, which was sold in February 2001 (see Note 12).

As of November 1, 2001, the Company had no clients (see Note 13).

NOTE 12. Sale of Pharmaceutical Care Software

The Company developed Pharmaceutical Care software in conjunction with an outside entity. The Company assigned its rights to the Pharmaceutical Care software during the fiscal year 2001 to that outside entity. The Company received consideration via extinguishment of amounts owed to this outside entity totaling $27,868 and the right to royalties from future revenues generated by the software licenses. The Company is entitled to receive royalties at varying rates, on gross revenues pertaining to Pharmaceutical Care software through February 2007.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information regarding the Company's executive officers and directors as of May 28, 2002:

Name	Age	Position

Peter J. Zugschwert	36	President, Chief Executive Officer and Director
Stanford M. Baratz	46	Director
Jonathan R. Gordon	50	Director
Matthew E. Goldberg	35	Director
B. Marie Cooper	34	Principal Accounting Officer and Controller

Business Experience

Peter J. Zugschwert, age 36, has served as President of the Company since December 1997 and CEO of the Company since September 1997. Prior to joining the Company, he was the Senior Vice President of Operations for Baratz Financial, Inc. since June 1995. Between 1993 and 1995, Mr. Zugschwert was a private business consultant in Chicago and Minneapolis.

Stanford M. Baratz, age 46, has been the President of Baratz Financial, Inc., a Minneapolis based private investment firm, since founding the company in 1994. Between 1985 and 1994, Mr. Baratz served in various capacities with the Welsh Companies, a Minneapolis based real estate firm, most recently as Executive Vice President. Mr. Baratz has been a Director of the Company since September 1997.

Jonathan R. Gordon, age 50, is the President of JR Gordon, Ltd. Mr. Gordon is a Certified Public Accountant (CPA). Mr. Gordon has been a Director of the Company since September 1997.

Matthew E. Goldberg, age 35, was the President of In-Sight Optical, Inc., dba InVision, a retail optical store chain, from 1996 through 1998. Between 1992 and 1996, Mr. Goldberg was an account manager with Campbell-Mithun Esty, a Minneapolis based advertising agency. Mr. Goldberg has been a Director of the Company since September 1997.

B. Marie Cooper, age 34, joined the Company in April 1998 as its Principal Accounting Officer and Controller. From June 1995 to March 1998, Ms. Cooper was the Accounting Manager for Newcom Group, Inc. and its subsidiaries, as well as the Express Pages, LLC. Ms. Cooper holds a BA degree in Accounting from Augsburg College in Minneapolis, Minnesota.

Committees and Meetings of the Board of Directors

The present standing committes of the Board of Directors are described below. The Board of Directors does not have a standing nominating committee.

The Board of Directors met twice during the last fiscal year. No incumbent member of the Board of Directors attended fewer than 75% of the total number of meetings held by the Board of Directors and the committee(s) on which he served (during the periods that he served).

Directors' Compensation

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

During the fiscal year ended February 28, 2002, Board of Director compensation totaled 6,400 shares. Board of Director compensation shares for fiscal years 1999, 2000 and 2001 were issued during the current fiscal year.

Independent Auditors' Fees

The firm of Schweitzer Karon & Bremer, LLC ("SKB") served as the Company's independent auditors for the fiscal year ended February 28, 2002.

Audit Fees: The SKB fees for the annual audit and the reviews of the financial statements included in the Company's Form 10-KSB and Forms 10-QSB for the 2002 fiscal year were $11,300 and $4,700, respectively.

Financial Information Systems Design and Implementation Fees: There were no fees billed by SKB for financial information systems design and implementation for the 2002 fiscal year.

All Other Fees: There were no other fees billed by SKB for the 2002 fiscal year.

The Board Of Directors has concluded that the services provided by SKB to the Company that were not related to its audit of the Company's financial statements, if any, were at all times compatible with maintaining that firm's independence.

ITEM 10 - EXECUTIVE COMPENSATION

Compensation Summary

The following table summarizes information concerning the compensation awarded or paid to, or earned by, the Company's President and Chief Executive Officer (the only executive officer whose salary and bonus for fiscal 2002 exceeded $100,000) during each of the Company's last three fiscal years.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
Awards	Payouts
Name and				Other Annual	Restricted Stock	Securities Underlying	LTIP	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Comp ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Comp ($)

Peter J. Zugschwert (1)	2002	67,500
President and CEO	2001	78,925	2,100 (2)
	2000	34,700	61,550 (3)

(1) Mr. Zugschwert has been Chairman of the Board of Directors since September 19, 1997. He has been President and CEO since December 9, 1997.
(2) During fiscal year 2002, Mr. Zugschwert was retained as a consultant to act as President of the Company. Mr. Zugschwert billed the Company $67,500 during fiscal year 2002. Of this amount, $67,500 was paid by the Company.
(3) During fiscal year 2001, Mr. Zugschwert was retained as a consultant to act as President of the Company. Mr. Zugschwert billed the Company $81,025 during fiscal year 2001. Of this amount, $78,925 was paid by the Company in cash and $2,100 remained due       and payable.

Stock Options

The following tables set forth information concerning (1) individual grants of options to purchase Company common stock made to the named executive officer(s) during fiscal year 2002, and (2) individual exercises of stock options by the named executive officer(s) during fiscal 2002, as well as the number of options outstanding at the end of fiscal 2002 for the named executive officer(s).

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS

		Number of Securities	Percent of Total Options/SARs	Exercise or
Name	Grant Date	Underlying Options/SARs Granted	Granted to Employees in Fiscal Yr	Base Price ($/sh)	Expiration Date

Peter J. Zugschwert	NA	0	0%	NA	NA

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES

Number of Securities Underlying Unexercised	Value of Unexercised In-the-Money
Options/SARs at Final Year-End (#)	Options/SARs at Fiscal Year-End ($)
	Shares Acquired	Value
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter J. Zugschwert	0	$0	62,500	12,500	$6,050	$1,250

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

The employment agreement between the Company and Mr. Frakes contained certain restrictive covenants, including prohibition of the use of proprietary information by Mr. Frakes, and restrictions on future competing employment. The restrictions on competing employment were to be enforceable following termination of employment by the Company, only if the Company continued to pay prescribed amounts each month during the period of restriction. Certain provisions of the agreement may have required the Company to purchase all of Mr. Frakes' common shares, including unregistered shares, unexercised stock options and warrants at the average fair market value price upon termination or an ownership control change exceeding 40% control by an outside party.

In September 2000, the Company laid-off six (6) employees primarily employed for research and development of the Pharmaceutical Care software system; Mr. Frakes was included in this layoff.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the outstanding shares of Common Stock by persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, by nominees for director and directors of the Company, by the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group. Amounts are as of May 28, 2002 for directors and executive officers. Amounts for 5% shareholders are reported as of the date such shareholders reported such holdings in filings under the Securities Exchange Act of 1934 (the "Exchange Act") unless more recent information was provided.

COMMON STOCK
Name of	Number of Shares	Percent
Beneficial Owner	Beneficially Owned (1)	of Class

Peter J. Zugschwert	1,198,249	(2)	12.9%
Jonathan R. Gordon	85,200	(3)	0.9%
Stanford M. Baratz	66,200	(3)	0.7%
B. Marie Cooper	38,750	(4)	0.4%
Matthew E. Goldberg	25,200	(3)	0.3%

All Officers and Directors as a Group	1,413,599	(5)	15.2%

(1) Except as otherwise indicated, each person named or included in the group has the sole power to direct the disposition of all shares listed as beneficially owned by him/her.
(2) Includes 62,500 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of May 28, 2002.
(3) Includes 10,000 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of May 28, 2002.
(4) Includes 33,750 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of May 28, 2002.
(5) Includes 136,250 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of May 28, 2002.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

No exhibits are filed with this form 10-KSB.

Reports on Forms 8-K

The Company filed Form 8-K on January 17, 2002, regarding the sale of its assets to Quality Business Solutions, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH OUTCOMES MANAGEMENT, INC.
("Registrant")

By:       /s/ Peter J. Zugschwert
           Peter J. Zugschwert
           Chairman and President
           Chief Executive Officer

Date:   May 28, 2002