Form 10QSB
period 2002-05-31
HEALTH OUTCOMES MANAGEMENT INC
filed 2002-07-16
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

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

(612) 245-4773
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Shares of $0.01 par value common stock outstanding at June 12, 2002: 9,287,720

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

HEALTH OUTCOMES MANAGEMENT, INC.
Form 10-QSB for the Period Ended May 31, 2002

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

                    Consolidated Statements of Discontinued Operations (Loss) - Three Months Ended May 31, 2002 and 2001
                    Consolidated Balance Sheets - May 31, 2002 and February 28, 2002
                    Consolidated Statement of Cash Flows - Three Months Ended May 31, 2002 and 2001
                    Notes to Consolidated Financial Statements - May 31, 2002

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
Consolidated Statements of Discontinued Operations Income (Loss)
(Unaudited)

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Health Outcomes Management, Inc. (the "Company"), a Minnesota corporation, and its wholly owned subsidiaries developed and supplied computer software systems and services to the healthcare industry.

The Company marketed clinical and financial software systemas and related services used for the management of long-term care facilities, homecare facilities, and hospital departments. The various software systems were designed to meet the needs of the specific industry and required little or no production, modification or customization.

On January 16, 2002, the Company held a Special Meeting of Shareholders to vote on an Asset Purchase Agreement, selling substantially all of the Company's operating assets to an outside party. The transaction was approved and the effective date of sale was November 1, 2001.

The Company intends to acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act.

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 2002. In the opinion of management, such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month period(s) ended May 31, 2002 may not be indicative of the results that may be expected for the year ending February 28, 2003.

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

The adoption of the accounting pronouncement listed above had no material effect on the Company's financial statements.

NOTE 4 - DEBT

Leases Payable

In March 2000, the Company entered into a capital lease of $16,181, with a lessor, as the result of leasing a new piece of equipment. As of May 31, 2002, the Company had an outstanding balance of $4,515 on this capital lease.

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

NOTE 6 - SALE OF ASSETS

On October 30, 2001, the Company entered into an Asset Purchase Agreement to sell substantially all of its operating assets to an outside party. Operating assets sold included fixed assets, customer lists, intellectual property, related tangible and intangible assets, and other assets.

This transaction was approved by the Company's shareholders at a Special Meeting of Shareholders held on January 16, 2002. The effective date of the sale was November 1, 2001.

The Company received $265,000, net of fees and expenses, in cash in consideration for the sale of substantially all of its operating assets. The Company recorded a gain of approximately $264,000 from this sale.

With the proceeds from this sale, management reduced its liabilities, including notes and interest payable to the Company's President that were beyond their maturity dates, as well as some amounts due the prior Vice President, per stipulations of his employment agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATION

First Quarter Ended May 31, 2002 vs. First Quarter Ended May 31, 2001

Revenues and Cost of Revenues

There were no revenues or associated cost of revenues for the period ended May 31, 2002 due to the sale of the Company's operating assets in November 2001. Prior year revenues were $154,677 and associated cost of revenues was $45,785.

Operating Expenses

General and administrative expenses were $22,360 for the period ended May 31, 2002 when compared to $60,001 for the same period of the prior fiscal year, a decrease of $37,641 or 62.7%. The decrease in these expenses is due to the sale of the Company's operating assets as of November 1, 2001. Ongoing expenses for the Company consist principally of costs incurred for SEC reporting as required.

For both periods ended May 31, 2002 and 2001, there were no selling and marketing or research and development expenses.

Other Income (Loss)

Other income for the period ended May 31, 2002 was $1,560 when compared to $0 for the same period of the prior fiscal year. This increase is due to the sublet of certain equipment.

Interest expense for the period ended May 31, 2002 was $177 when compared to $3,220 for the same period of the prior fiscal year, a decrease of $3,043 or 94.5%. This decrease is due to the Company selling its operating assets as of November 1, 2001. Ongoing interest expense is for a capital lease that will expire in February 2003.

Net Income (Loss)

Net loss for the period ended May 31, 2002 was ($20,977) when compared to net income of $45,671 for the period ended May 31, 2001, a decrease of $66,648 or 145.9%. This decrease is due to the Company selling its operating assets as of November 1, 2001 and having substantially no revenue for the current period.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2002, the Company had a working capital of $55,625, as compared to working capital of $75,793 at February 28, 2002, a decrease of $20,168. The decrease in working capital deficit was primarily due to the Company's ongoing expense of reporting as required by the SEC, without any revenues or other cash inflows.

Improved capital availability and ongoing operations will ultimately depend on the identification of a potential merger and/or acquisition by the Company. However, no assurance can be given if or when such a transaction will occur.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not involved in any material legal proceedings as of the date of this filing.

Item 2. Changes in Securities

There were no change in securities to report as of the date of this filing.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities as of the date of this filing.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period ended May 31, 2002.

Item 5. Other Information

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future.

All forward-looking statements in the document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to differ materially from the Company's recent results or those projected in the forward-looking statements are detailed in the Annual Report on Form 10-KSB for the year ended February 28, 2002, filed with the SEC.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

      No exhibits are attached to this filing of Form 10-QSB.

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH OUTCOMES MANAGEMENT, INC.
Date: July 15, 2002	By: /s/ Peter J. Zugschwert
Peter J. Zugschwert President and CEO
Date: July 15, 2002	By: /s/ Marie Cooper
Marie Cooper Principal Accounting Officer