Form 10QSB
period 2002-08-31
HEALTH OUTCOMES MANAGEMENT INC
filed 2002-10-15
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

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

Shares of $0.01 par value common stock outstanding at September 30, 2002: 9,287,720

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

HEALTH OUTCOMES MANAGEMENT, INC.
Form 10-QSB for the Quarter Ended August 31, 2002

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

                    Consolidated Statements of Discontinued Operations (Loss) - Three Months and Six Months Ended August 31, 2002 and 2001
                    Consolidated Balance Sheets - August 31, 2002 and February 28, 2002
                    Consolidated Statement of Cash Flows - Six Months Ended August 31, 2002 and 2001
                    Notes to Consolidated Financial Statements - August 31, 2002

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings
     Item 2.   Changes in Securities
     Item 3.   Defaults Upon Senior Securities
     Item 4.   Submission of Matters to a Vote of Security Holders
     Item 5.   Other Information
     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included in this Form 10-QSB are unaudited and reflect in the opinion of management all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Discontinued Operations Income (Loss)
(Unaudited)

Three Months Ended August 31,		Six Months Ended August 31,	
	2002	2001	2002	2001
Net Sales	$ 0	$ 123,023	$ 0	$ 277,699
Cost of Goods Sold	0	36,883	0	82,667
Gross Profit	0	86,140	0	195,032
Operating Expenses:				
General and Administrative	17,535	72,979	39,895	132,979
Total Operating Expenses	17,535	72,979	39,895	132,979
Operating Income (Loss)	(17,535)	13,161	(39,895)	62,053
Non-Operating Income (Expense):				
Interest Expense	(358)	(3,167)	(535)	(6,388)
Other Income (Expense)	1,560	0	3,120	0
Total Non-Operating Income (Expense)	1,202	(3,167)	2,585	(6,388)
Net Income (Loss)	$ (16,333)	$ 9,994	$ (37,310)	$ 55,665
Net Income (Loss) Per Share Data:				
Basic				
Net Income (Loss) Per Share	$ (0.00)	$ 0.00	$ (0.00)	$ 0.01
Shares Used in Per Share Calculations	9,287,720	9,262,130	9,287,720	9,262,130
Diluted				
Net Income (Loss) Per Share	$ (0.00)	$ 0.00	$ (0.00)	$ 0.01
Shares Used in Per Share Calculations	9,287,720	10,494,444	9,287,720	10,494,444

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 2002. In the opinion of management, such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month and/or six month period(s) ended August 31, 2002 may not be indicative of the results that may be expected for the year ending February 28, 2003.

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

NOTE 4 - DEBT

Leases Payable

In March 2000, the Company entered into a capital lease of $16,181, with a lessor, as the result of leasing a new piece of equipment. As of August 31, 2002, the Company had an outstanding balance of $3,034 on this capital lease.

NOTE 5 - SALE OF PHARMACEUTICAL CARE SOFTWARE

The Company developed Pharmaceutical Care software in conjunction with an outside entity. The Company assigned its rights to the Pharmaceutical Care software during the fiscal year 2001 to that outside entity. The Company received consideration via extinguishment of amounts owed to this outside entity totaling $27,868 and the right to royalties from future revenues generated by the software licenses. The Company is entitled to receive royalties at varying rates, on gross revenues pertaining to Pharmaceutical Care software, through February of 2007. The Company has not received any revenue for royalties to date.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATION

Second Quarter Ended August 31, 2002 vs. Second Quarter Ended August 31, 2001

Revenues and Cost of Revenues

There were no revenues or associated cost of revenues for the three month period ended August 31, 2002 due to the sale of the Company's operating assets in November 2001. For the prior year three month period ended August 31, 2001, revenues were $123,023 and associated cost of revenues was $36,883.

Operating Expenses

General and administrative expenses were $17,535 for the three month period ended August 31, 2002 when compared to $72,979 for the same three month period of the prior fiscal year, a decrease of $55,444 or 76.0%. The decrease in these expenses is due to the sale of the Company's operating assets as of November 1, 2001. Ongoing expenses for the Company consist principally of costs incurred for SEC reporting as required.

For the three month period(s) ended August 31, 2002 and 2001, there were no selling and marketing or research and development expenses.

Other Income (Loss)

Other income for the three month period ended August 31, 2002 was $1,560 when compared to $0 for the same three month period of the prior fiscal year. This increase is due to the sublet of certain equipment.

Interest expense for the three month period ended August 31, 2002 was $358 when compared to $3,167 for the same three month period of the prior fiscal year, a decrease of $2,809 or 88.7%. This decrease is due to the Company selling its operating assets as of November 1, 2001. Ongoing interest expense is for a capital lease that will expire in February 2003.

Net Income (Loss)

Net loss for the three month period ended August 31, 2002 was ($16,333) when compared to net income of $9,994 for the three month period ended August 31, 2001, a decrease of $26,327 or 263.4%. This decrease is due to the Company selling its operating assets as of November 1, 2001 and having substantially no revenue for the current period.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2002, the Company had working capital of $40,103, as compared to working capital of $75,793 at February 28, 2002, a decrease of $35,690. The decrease in working capital deficit was primarily due to the Company's ongoing expense of reporting as required by the SEC, without any revenues or other cash inflows.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ending August 31, 2002.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

      Exhibit 99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the second quarter ended August 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH OUTCOMES MANAGEMENT, INC.
Date: September 30, 2002	By: /s/ Peter J. Zugschwert
Peter J. Zugschwert President and CEO
Date: September 30, 2002	By: /s/ B. Marie Cooper
B. Marie Cooper Principal Accounting Officer

CERTIFICATIONS

I, Peter J. Zugschwert, President and Chief Executive Officer of Health Outcomes Management, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Health Outcomes Management, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period(s) presented in this quarterly report.

Date:  September 30, 2002

       /s/ Peter J. Zugschwert
Peter J. Zugschwert
President and Chief Executive Officer

I, B. Marie Cooper, Principal Accounting Officer of Health Outcomes Management, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Health Outcomes Management, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period(s) presented in this quarterly report.

Date:  September 30, 2002

       /s/ B. Marie Cooper
B. Marie Cooper
Principal Accounting Officer