Form 10QSB
period 2002-11-30
HEALTH OUTCOMES MANAGEMENT INC
filed 2003-01-14
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

Shares of $0.01 par value common stock outstanding at January 14, 2003: 9,287,720

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

HEALTH OUTCOMES MANAGEMENT, INC.
Form 10-QSB for the Quarter Ended November 30, 2002

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

                    Consolidated Statements of Discontinued Operations (Loss) - Three Months and Nine Months Ended November 30, 2002 and 2001
                    Consolidated Balance Sheets - November 30, 2002 and February 28, 2002
                    Consolidated Statement of Cash Flows - Nine Months Ended November 30, 2002 and 2001
                    Notes to Consolidated Financial Statements - November 30, 2002

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

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Discontinued Operations Income (Loss)
(Unaudited)

Three Months Ended November 30, 2002	Three Months Ended November 30, 2001	Nine Months Ended November 30, 2002	Nine Months Ended November 30, 2001
Net Sales	$ **0**	$ 87,641	$ **0**	$ 365,341
Cost of Goods Sold	**0**	32,560	**0**	115,227
Gross Profit	**0**	55,081	**0**	250,114
Operating Expenses:				
General and Administrative	**16,964**	60,207	**56,859**	193,186
Total Operating Expenses	**16,964**	60,207	**56,859**	193,186
Operating Income (Loss)	**(16,964)**	(5,126)	**(56,859)**	56,928
Non-Operating Income (Expense):				
Interest Expense	**(125)**	(2,901)	**(660)**	(9,289)
Other Income (Expense)	**3,074**	(1,108)	**6,194**	(1,108)
Total Non-Operating Income (Expense)	**2,949**	(4,009)	**5,534**	(10,397)
Net Income (Loss)	$ **(14,015)**	$ (9,135)	$ **(51,325)**	$ 46,531
Net Income (Loss) Per Share Data:				
Basic				
Net Income (Loss) Per Share	$ **(0.00)**	$ (0.00)	$ **(0.01)**	$ 0.01
Shares Used in Per Share Calculations	**9,287,720**	9,287,720	**9,287,720**	9,287,720
Diluted				
Net Income (Loss) Per Share	$ **(0.00)**	$ (0.00)	$ **(0.01)**	$ 0.00
Shares Used in Per Share Calculations	**9,287,720**	10,299,720	**9,287,720**	10,299,720

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 2002. In the opinion of management, such financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month and/or nine month period(s) ended November 30, 2002 may not be indicative of the results that may be expected for the year ending February 28, 2003.

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

NOTE 4 - DEBT

Leases Payable

In March 2000, the Company entered into a capital lease of $16,181, with a lessor, as the result of leasing a new piece of equipment. As of November 30, 2002, the Company had an outstanding balance of $1,535 on this capital lease.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATION

Third Quarter Ended November 30, 2002 vs. Third Quarter Ended November 30, 2001

Revenues and Cost of Revenues

There were no revenues or associated cost of revenues for the three month period ended November 30, 2002 due to the sale of the Company's operating assets in November 2001. For the prior year three month period ended November 30, 2001, revenues were $87,641 and associated cost of revenues was $32,560.

Operating Expenses

General and administrative expenses were $16,964 for the three month period ended November 30, 2002 when compared to $60,207 for the same three month period of the prior fiscal year, a decrease of $43,243 or 71.8%. The decrease in these expenses is due to the sale of the Company's operating assets as of November 1, 2001. Ongoing expenses for the Company consist principally of costs incurred for SEC reporting as required.

For the three month period(s) ended November 30, 2002 and 2001, there were no selling and marketing or research and development expenses.

Other Income (Loss)

Other income for the three month period ended November 30, 2002 was $3,074 when compared to $404 for the same three month period of the prior fiscal year. This increase is due to the sublet of certain equipment.

Interest expense for the three month period ended November 30, 2002 was $125 when compared to $2,901 for the same three month period of the prior fiscal year, a decrease of $2,776 or 95.6%. This decrease is due to the Company selling its operating assets as of November 1, 2001. Ongoing interest expense is for a capital lease that will expire in February 2003.

Net Income (Loss)

Net loss for the three month period ended November 30, 2002 was ($14,015) when compared to net loss of ($9,135) for the three month period ended November 30, 2001, an increase of $(4,880) or 53.4%. This increase is due to the Company selling its operating assets as of November 1, 2001 and having substantially no revenue for the current period.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2002, the Company had working capital of $28,515, as compared to working capital of $75,793 at February 28, 2002, a decrease of $47,278. The decrease in working capital is primarily due to the Company's ongoing expense of reporting as required by the SEC, without any revenues or other cash inflows.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ending November 30, 2002.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

      Exhibit 99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter ended November 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH OUTCOMES MANAGEMENT, INC.
Date: January 14, 2003	By: /s/ Peter J. Zugschwert
Peter J. Zugschwert President and CEO
Date: January 14, 2003	By: /s/ B. Marie Cooper
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

Date:  January 14, 2003

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

Date:  January 14, 2003

       /s/ B. Marie Cooper
B. Marie Cooper
Principal Accounting Officer