Form 10KSB
period 2003-02-28
HEALTH OUTCOMES MANAGEMENT INC
filed 2003-05-29
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

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

8311 Windbreak Trail N.
St. Paul, Minnesota 55042
(Address of Principal Executive Offices, including Zip Code)

(612) 245-4773
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]  Yes     [  ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

The issuer's revenues for the fiscal year ended February 28, 2003 were $0.

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $79,121 based upon the closing price of the Common Stock as reported on the OTC:BB on May 28, 2003.

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, on May 28, 2003 was 9,287,720.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (check one):  [  ] Yes   [X] No

HEALTH OUTCOMES MANAGEMENT, INC.
Form 10-KSB for the Year Ended February 28, 2003

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements and Supplementary Data
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K
Item 14.	Controls and Procedures
SIGNATURES
CERTIFICATIONS

PART I

ITEM 1 - BUSINESS

Introduction

Through October 31, 2001, Health Outcomes Management, Inc. (the "Company", "Health Outcomes", or "HOMI") was engaged in licensing proprietary software services to long-term care facilities, home healthcare agencies, hospitals and retail pharmacies.

Health Outcomes sold its assets to an unrelated party effective November 1, 2001 and has had no operations since that time.

Operating Segments/Principal Products/Markets

The Company had 5 primary products until November 1, 2001. These were: Long-Term Care Software, Home Healthcare Agency Software, Hospital Software, Pharmacy Practice Software and Continuing Support Services. The software products were designed to help practitioners in the healthcare and pharmaceutical industries to care for patients and meet the reporting standards required by federal and state regulations.

The Company currently has no operations, products or markets.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company assigned its rights to its Pharmaceutical Care software during the year 2001 to an outside entity. The Company received the right to royalties from future revenues generated by the sale of software licenses by this entity, at varying rates on gross revenues, through February 2007. To date, the Company has received no royalties.

Employees

The Company has had no employees since November 1, 2001, but currently has two independent contractors.

ITEM 2 - PROPERTIES

The Company doesn't own or lease any facilities at this time.

ITEM 3 - LEGAL PROCEEDINGS

As of May 28, 2003, the Company was not involved in any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period ended February 28, 2003.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the OTC Bulletin Board Market (Over-The-Counter includes OTC and OTC:BB) under the symbol "HOMI". The following table sets forth the quarterly high and low reported last sales prices for the Company's Common Stock over the past two years.

	Period	High	Low
Fiscal 2003:	First Quarter	$0.015	$0.013
	Second Quarter	$0.015	$0.013
	Third Quarter	$0.015	$0.008
	Fourth Quarter	$0.024	$0.010
Fiscal 2002:	First Quarter	$0.030	$0.010
	Second Quarter	$0.024	$0.012
	Third Quarter	$0.020	$0.015
	Fourth Quarter	$0.020	$0.010

As of May 28, 2003, management believes that the number of share owner accounts of record was approximately 280, at which date the closing market price of the Company's common stock was $0.010 per share.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The information appearing below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Because of the sale of the Company's assets in November 2001, future periods will primarily reflect general and administrative expenses associated with the continuing administration of the Company. No inferences as to future performance should be drawn.

As it relates to future operations, the Company's intent is to acquire an interest in a business entity which desires the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. The Company's management anticipates that it will be able to participate in only one potential business venture because of its nominal assets and limited financial resources.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes, but has not conducted any research to confirm, that there are business entities seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors.

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

Results of Operations

Comparison of Fiscal Year 2003 vs. Fiscal Year 2002

The Company had no revenue in 2003. Operational expenses were incurred in connection with the administration of the Company.

Comparison of Fiscal Year 2002 vs. Fiscal Year 2001

Net Sales

Net sales for fiscal year 2002 decreased $505,928 to $363,055, or 58.2% when compared to net sales for fiscal year 2001. This decrease is attributable to the Company's sale of its Pharmaceutical Care software product during fiscal year 2001.

Cost of Goods Sold

The Company's cost of goods sold decreased from $586,201 to $115,223, a difference of $470,978 or 80.3%. This decrease is a direct result of the reduced fixed and variable costs associated with the decrease of the net revenues for the Company's Pharmaceutical Care software product. This product was sold in fiscal year 2001.

Gross Profit

Gross profit for the fiscal year 2002 was 68.3% versus 32.5% for fiscal year 2001. The increase in gross profit is a result of the substantial reduction in the cost of sales associated with the Company's Pharmaceutical Care software product which was sold in fiscal year 2001.

Operating Expenses

Total operating expenses for fiscal year 2002 increased $70,526 or 44.6% when compared to fiscal year 2001. Selling and marketing costs decreased to $0, a decrease of 100%; general and administrative costs increased to $228,710, an increase of 168.0%; and research and development costs decreased to $0, a decrease of 100%.

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

Liquidity and Capital Resources

The Company had working capital of $17,759 compared to $75,793 for fiscal 2003 and 2002, respectively, a decrease of $58,034. The decrease in working capital was substantially due to the Company not having any influx of cash, yet continuing to pay ongoing administrative expenses.

The Company does not have commitments for any capital expenditures for the fiscal year 2004.

The Company's cash flow position has deteriorated during the fiscal year. The Company's efforts will be concentrated on finding a company to merge with or acquire. However, no assurance can be given if or when such a transaction will occur. The Company may not have enough cash to fund the search through the end of fiscal 2004.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report on the Financial Statements
Financial Statements
Consolidated Balance Sheets as of February 28, 2003 and 2002
Consolidated Statements of Discontinued Operations for the fiscal years ended February 28, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2003, 2002 and 2001
Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended February 28, 2003, 2002 and 2001
Notes to the Consolidated Financial Statements

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders'
Health Outcomes Management, Inc. and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Health Outcomes Management, Inc. and Subsidiaries as of February 28, 2003 and 2002, and the related consolidated statements of discontinued operations, changes in stockholders' equity, and cash flows for the three years in the period ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Outcomes Management, Inc. and Subsidiaries as of February 28, 2003 and 2002, and the results of their operations and their cash flows for the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Health Outcomes Management, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's net working capital, and lack of sufficient revenues from operations raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHWEITZER KARON & BREMER, LLC
Certified Public Accountants
Minneapolis, Minnesota
May 13, 2003

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

February 28,	2003	2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$26,365	$81,921
Prepaid Expenses	523	4,253
Other Current Assets	0	7,940

Total Current Assets	26,888	94,114

Property and Equipment, net	0	9,709

TOTAL ASSETS	$26,888	$103,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$9,129	$12,198
Current Installments of Obligations Under Capital Lease	0	5,924
Other Current Liabilities	0	199

Total Current Liabilities	9,129	18,321

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; Authorized 15,000,000 shares; Issued 9,287,720 shares	92,877	92,877
Additional Paid-In Capital	4,815,148	4,815,148
Retained Earnings	(4,890,266)	(4,822,523)

Total Stockholders' Equity	17,759	85,502

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,888	$103,823

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Discontinued Operations

For the Years Ended February 28,	2003	2002	2001

Net Sales	$0	$363,055	$868,983
Cost of Goods Sold	0	115,223	586,201

Gross Profit	0	247,832	282,782

Operating Expenses:
Selling and Marketing	0	0	1,635
General and Administrative	66,996	228,710	85,328
Research and Development	0	0	71,221

Total Operating Expenses	66,996	228,710	158,184

Operating Income (Loss)	(66,996)	19,122	124,598

Non-Operating Income (Expense):
Interest Income	0	433	0
Interest Expense	(747)	(11,591)	(16,785)
Other Income (Expense)	0	8,821	27,868
Gain (Loss) on Sale of Assets/Operations	0	264,147	0

Total Non-Operating Income (Expense)	(747)	261,810	11,083

Net Income (Loss)	$	(67,743)	$280,932	$135,681

Net Income (Loss) Per Share Data:
Basic
Net Income (Loss) Per Share	$	(0.01)	$0.03	$0.01
Shares Used in Per Share Calculations		9,287,720	9,273,137	9,262,130
Diluted
Net Income (Loss) Per Share	$	(0.01)	$0.03	$0.01
Shares Used in Per Share Calculations		9,287,720	9,273,137	10,022,130

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Years Ended February 28,	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$	(67,743)	$280,932	$135,681

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In Operating Activities:
Depreciation and Amortization	9,709	7,513	10,865
Provision for Losses on Trade Receivables	0	1,933	13,155
Net Recoveries (Writeoffs) of Bad Debt(s)	0	(154)	(16,964)
Loss (Gain) on Disposal of Inventory and Equipment	0	(3,430)	(5,739)
Loss (Gain) on Disposal of Segment	0	0	(22,478)
Non-Cash Compensation	0	255	0
Net Monies Owed Relieved on Sale of Software	0	0	(27,868)
Loss (Gain) on Sale of Assets/Operations	0	(264,147)	0
Changes in Operating Assets and Liabilities, Net of Acquisitions
(Increase) Decrease in Trade Receivables	0	24,379	20,910
(Increase) Decrease in Prepaid Expenses	3,730	2,790	4,171
(Increase) Decrease in Other Current Assets	7,940	(7,940)	0
Increase (Decrease) in Accounts Payable	(3,069)	(59,341)	(87,962)
Increase (Decrease) in Deferred Revenue	0	(25,115)	(85,586)
Increase (Decrease) in Accrued Expenses	0	(49,535)	5,284
Increase (Decrease) in Other Current Liabilities	(199)	(7,479)	818

Net Cash Used In Operating Activities	(49,632)	(99,339)	(55,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Proceeds from the Sale of Assets/Operations	0	265,671	0
Proceeds from the Sale of Equipment, Furniture and Fixtures	0	3,430	5,739

Net Cash Provided by Investing Activities	0	269,101	5,739

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments under Capital Lease Obligations	(5,924)	(5,377)	(7,902)
Principal Payments under Notes Payable	0	(117,500)	(19,097)
Proceeds from Notes Payable	0	0	65,000>

Net Cash Provided By (Used In) Financing Activities	(5,924)	(122,877)	38,001

Net Increase (Decrease) in Cash and Cash Equivalents	(55,556)	46,885	(11,973)
Cash and Cash Equivalents:
Beginning	81,921	35,036	47,009

Ending	$26,365	$81,921	$35,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid During the Year for Interest	$747	$9,790	$9,269

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

Balance - February 29, 2000	0	$--	9,262,130	$92,622	$4,815,148	$	(5,239,136)	$	(331,366)
Net Income (Loss)	0	--	0	--	--		135,681		135,681

Balance - February 28, 2001	0	$--	9,262,130	$92,622	$4,815,148	$	(5,103,455)	$	(195,685)
September 30, 2001
Issuance of Common Stock BOD Shares (Convert Options to Shares)	0	--	25,590	255	--		--		255
Net Income (Loss)	0	--	0	--	--		280,932		280,932

Balance - February 28, 2002	0	$--	9,287,720	$92,877	$4,815,148	$	(4,822,523)	$85,502
Net Income (Loss)	0	--	0	--	--		(67,743)	(67,743)

Balance - February 28, 2003	0	$--	9,287,720	$92,877	$4,815,148	$	(4,890,266)	$17,759

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1. Nature of Business and Significant Accounting Policies

Nature of Business:

Health Outcomes Management, Inc. (the "Company"), formerly known as Data Med Clinical Support Services, Inc., and its wholly owned subsidiaries, developed and supplied computer software systems and services to the healthcare industry.

The Company marketed clinical and financial software systems and related services used for the management of long-term care facilities, homecare facilities, and hospital departments. The various software systems were designed to meet the needs of the specific industry and required little or no production, modification or customization.

The Company intends to acquire an interest in a business entity which desires the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. See Note 2 for additional information relating to the Company's continuation as a going concern.

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

Uses of Estimates

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

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1. Nature of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued):

Depreciation and Amortization

Depreciation of property and equipment is provided over the useful lives of the respective assets on a straight-line basis. The useful lives, for financial reporting purposes, range from three to seven years.

Research and Development

Research and development costs were charged as incurred.

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

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1. Nature of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued):

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

Capitalized Software

The Company capitalized software production costs after technological feasibility was established and prior to general release to clients. Annual amortization of capitalized software was based on the greater of the amount computed using the straight-line method over the estimated 36-month economic product life or using the ratio that current gross revenues for the software product bears to the total of current and anticipated future gross revenues for that product.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts and has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Stock Based Compensation

The Company accounted for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense had been recognized for its stock-based compensation plan. The Company had adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

Reclassifications

Certain amounts in the prior years consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net income or stockholders' equity.

NOTE 2. Continuation as a Going Concern

The accompanying financial statements are prepared assuming the Company will continue as a going concern. The Company generated an operating loss of $66,996 during the year ended February 28, 2003. The Company incurred a decrease in assets of $76,935 during the year ended February 28, 2003; net cash used in operating activities was $49,632. As of February 28, 2003, the Company had current assets of $26,888 and working capital of $17,759. The Company will not generate any revenues or receive any cash inflows unless management's attempts to acquire an interest in a business entity which seeks the perceived advantages of a corporation which has a class of securities registered under the Exchange Act are successful. Accordingly, there is doubt about the Company's ability to continue in existence. The financial statements do not include any adjustments that might result should the Company's be unable to continue as a going concern.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 3. Property and Equipment

Property and equipment, at cost, consisted of the following:

2003	2002

Property acquired under capital leases	$ 0	$ 16,181
Furniture and equipment	0	14,516

	0	30,697
Less accumulated amortization and depreciation, including accumulated amortization on equipment acquired under capital leases of $0 and $6,472, respectively	0	(20,988)

Net property and equipment	$ 0	$ 9,709

NOTE 4. Income Taxes

There was no income tax expense or benefit amounts recorded for 2003, 2002 or 2001.

The provisions for income taxes from continuing operations for the years ended February 28, 2003, 2002 and 2001 differs from the statutory federal tax rate applied as follows:

2003	2002	2001

Federal tax calculated at the statutory rate	34%	34%	34%
State taxes, net	2%	2%	2%
Change in valuation allowance	-36%	-36%	-36%

0%	0%	0%

Deferred taxes consist of the following:

2003	2002	2001

Deferred tax assets:
Capital leases	$ 0	$ 800	$ 1,000
Book depreciation greater than tax	0	0	2,900
Trade receivables	0	0	500
Net operating loss carryforwards	1,080,000	1,479,200	1,603,400
Deferred revenue	0	0	9,000

Gross deferred tax assets	1,080,000	1,480,000	1,616,800
Less valuation allowance	(1,080,000)	(1,480,000)	(1,616,800)

Net deferred tax assets	$ 0	$ 0	$ 0

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 4. Income Taxes (continued)

As of February 28, 2003, the Company had net operating loss carryforwards for tax reporting purposes of approximately $3,000,000, which expire beginning in 2003.

NOTE 5. Net Income (Loss) Per Share

The following table presents the computation of basic and diluted net income (loss) per share:

2003	2002	2001

Net income (loss) available to common stockholders for basic earnings per share	$	( 67,743	) $	280,932	$135,681
Plus interest on convertible debt		--		8,997	9,487

Net income (loss) available to common stockholders for diluted earnings per share	$	( 67,743	) $	289,929	$145,168

Reconciliation of shares used in basic and diluted per share calculations:
Denominator for basic income per share - weighted average common shares outstanding	9,287,720	9,273,137	9,262,130
Effect of dilutive securities:
Stock options	--	--	--
Warrants	--	--	--
Convertible debt	--	--	760,000

Denominator for diluted net income (loss) per share adjusted by weighted average shares and assumed converstions	9,287,720	9,273,137	10,022,130

Basic per share data:
Net income (loss)	$(0.01)	$0.03	$0.01
Diluted per share data:
Net income (loss)	$(0.01)	$0.03	$0.01

NOTE 6. Stockholders' Equity

Preferred Stock

The Company has authorized Series A, convertible preferred stock. All preferred shares are non-voting, receive no dividends, and have liquidation preference over the Company's common stock. All 1,000,000 preferred shares are unissued and are undesignated as of February 28, 2003.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 6. Stockholders' Equity (continued)

Stock Option Plan

In February 1986, the Company adopted a stock option plan providing for the issuance of up to 1,200,000 shares of common stock to associates, members of the board of directors, and other non-employee agents of the Company. The exercise price of the options must be at least 100% (110% for stockholders with 10% or more ownership) of the fair market value of the common stock as of the date of grant. Generally, options are exercisable for a period of ten years (five years for stockholders with 10% or more ownership) commencing on the date of grant.

During February 1996, the Company's 1986 stock option plan expired. No additional stock options can be issued under this plan to associates, members of the board of directors, or other non-employee agents of the Company without stockholder approval of a new stock option plan.

During 2002 and 2001, the Company granted non-qualified options to various employees, directors, and non-employee agents. No options were granted in 2003.

Information with respect to options for the Company's common shares is summarized as follows:

Incentive Options	Non-Qualified Options

Price Per	Stock	Wtd Avg	Stock	Wtd Avg
Share Range	Options	Exer Price	Options	Exer Price

Balance - February 29, 2000	$0.08	$0.97	133,815	$0.54	908,800	$0.15
Granted	0.12	0.18	--		9,600	0.14
Exercised			--		--
Cancelled	0.10	0.97	(90,315)	0.51	(445,000)	0.14

Balance - February 28, 2001	0.08	0.97	43,500	0.51	473,500	0.16
Granted	0.31	0.59	--		22,500	0.46
Exercised			--		--
Cancelled	0.10	0.97	(43,500)	0.51	(186,600)	0.20

Balance - February 28, 2002	0.08	0.97	--	--	309,300	0.16
Granted			--		--
Exercised			--		--
Cancelled	0.08	0.31	--		(75,000)	0.17

Balance - February 28, 2003	$0.10	$0.31	--	$--	234,300	$0.16

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 6. Stockholders' Equity (continued)

Stock Option Plan (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002 and 2001:

2003	2002	2001

Risk-free interest rate	N/A	5.25%	6.32%
Expected life of options	N/A	2 years	5 years
Expected volatility	N/A	30%	158%
Expected dividend yield	N/A	0%	0%

The Company applied APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's fiscal pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

2003	2002	2001

Pro forma net income (loss)	$(67,743)	$277,332	$124,981
Pro forma earnings per share	$(0.01)	$0.03	$0.01

Pro forma amounts reflect only options granted in 1996 and after. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to March 1, 1995 is not considered.

Warrants

Occasionally, the Company granted warrants to officers, employees and non-employees in consideration for loans extended to the Company and for recognition of services performed.

Average Exercise
Shares	Price Per Share

Balance, February 29, 2000	165,000	$0.39
Expired	(165,000)	$0.39

Balance, February 28, 2001	--	$ --
Granted	30,000	$0.31

Balance, February 28, 2002	30,000	$0.31
Expired	(30,000)	$0.31

Balance, February 28, 2003	--	$ --

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 7. Supplemental Cash Flow Information

Supplemental schedule of non-cash investing and financing activities:

In 2003, the Company (1) had no non-cash investing nor financing activities.

In 2002, the Company (1) received $265,000, net of fees and expenses, in consideration for the sale of substantially all of its operating assets to an unrelated party effective November 1, 2001 (see Note 11); and (2) issued 25,590 shares of common stock to the Board of Directors in lieu of compensation for services rendered for fiscal years ended February 28, 1998 through February 28, 2002.

In 2001, the Company (1) acquired equipment under a capital lease obligation in the amount of $16,181; (2) wrote-off $22,478 in settlement of amounts owed to a vendor; and (3) received $27,868 in consideration for the sale of Pharmaceutical Care software (see Note 10).

NOTE 8. Employment Agreement(s)

On February 1, 1991, the Company entered into employment agreements with its then President and Vice President, which provided for their employment for a term of three years with automatic renewal of the term for one year periods thereafter, unless terminated by the Company within the provisions of the agreement, or by the President or Vice President for any reason upon twelve weeks advance notice. The Company may be required to purchase all of the employees' common shares including unregistered shares, unexercised stock options and warrants at the average fair market value price at the time of the termination. In December 1997, the Company terminated the employment of its President, and in September 2000, the Company terminated the employment of its Vice President. During January 2002, the Company paid $40,000 to its prior Vice President as consideration for any amounts due under the employment agreement.

NOTE 9. Major Clients

During fiscal years 2003, 2002 and 2001, one client accounted for approximately 0.0%, 0.0% and 17.0% of total revenues, respectively. Revenue derived from this client pertained to the Pharmaceutical Care software, which was sold in February 2001 (see Note 10).

NOTE 10. Sale of Pharmaceutical Care Software

The Company developed Pharmaceutical Care software in conjunction with an outside entity. The Company assigned its rights to the Pharmaceutical Care software during the fiscal year 2001 to that outside entity. The Company received consideration via extinguishment of amounts owed to this outside entity totaling $27,868 and the right to royalties from future revenues generated by the software licenses. The Company is entitled to receive royalties at varying rates on gross revenues pertaining to Pharmaceutical Care software through February 2007.

NOTE 11. Sale of Operating Assets

On October 30, 2001, the Company entered into an Asset Purchase Agreement to sell substantially all of its operating assets to an outside party. Operating assets sold included fixed assets, customer lists, intellectual property, related tangible and intangible assets, and other assets.

This transaction was approved by the Company's stockholders at a Special Meeting of Stockholders on January 16, 2002. The effective date of the sale was November 1, 2001.

The Company received $265,000, net of fees and expenses, in cash in consideration for the sale of substantially all of its operating assets. The Company recorded a gain of approximately $264,000 from this sale.

With the proceeds from this sale, management reduced its liabilities, including notes and interest payable to the Company's President that were beyond their maturity dates (see Note 12), as well as some amounts due the prior Vice President, per stipulations of his employment agreement (see Note 8).

At February 28, 2002, the Company had recorded an amount in other assets due from the outside party of this transaction, which represented cash collections from receivables not sold under the transaction to the buyer.

NOTE 12. Related Party Transactions

Due to the sale of substantially all of its operating assets in November 2001, the Company completed the following transactions to related parties:

In January 2002, the Company made payments to its President for notes payable, and the related interest payable on such notes that had been in default. The amounts due and paid by the Company for such notes was $117,500. Amounts due and paid by the Company for interest on those notes was $12,725 (see Note 11).

In January 2002, the Company made a payment to its prior Vice President for amounts due for prior expenses, as well as amounts stipulated by his employment agreement. The total amount paid for all such expenses was $40,000 (see Notes 8 and 11).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information regarding the Company's executive officers and directors as of May 28, 2003:

Name	Age	Position

Peter J. Zugschwert	37	President, Chief Executive Officer and Director
Stanford M. Baratz	47	Director
Jonathan R. Gordon	51	Director
Matthew E. Goldberg	36	Director
B. Marie Cooper	35	Principal Accounting Officer and Controller

Business Experience

Peter J. Zugschwert, age 37, has served as President of the Company since December 1997 and CEO of the Company since September 1997. Prior to joining the Company, he was the Senior Vice President of Operations for Baratz Financial, Inc. since June 1995.

Stanford M. Baratz, age 47, has been the President of Baratz Financial, Inc., a Minneapolis based private investment firm, since founding the company in 1994. Mr. Baratz has been a Director of the Company since September 1997.

Jonathan R. Gordon, age 51, is the President of JR Gordon, Ltd. Mr. Gordon is a Certified Public Accountant (CPA). Mr. Gordon has been a Director of the Company since September 1997.

Matthew E. Goldberg, age 36, is the President of Stems and Vines, a chain of retail florist shops. Mr. Goldberg has been a Director of the Company since September 1997.

B. Marie Cooper, age 35, joined the Company in April 1998 as its Principal Accounting Officer and Controller. Prior to joining the Company, Ms. Cooper was the Accounting Manager for Newcom Group, Inc. and its subsidiaries.

Committees and Meetings of the Board of Directors

The present standing committescommitteesoard of Directors are described below. The Board of Directors does not have a standing nominating committee.

The Board of Directors met one time during the last fiscal year. No incumbent member of the Board of Directors attended fewer than 75% of the total number of meetings held by the Board of Directors and the committee(s) on which he served (during the periods that he served).

The Board of Directors has determined that the Company has at least one audit committee financial expert serving on its audit committee. The Company's audit committee financial expert is Jonathan R. Gordon and is considered independent as required.

Directors' Compensation

Effective October 23, 1997, each member of the Board of Directors receives, in lieu of compensation, 800 shares of the Company's common stock per meeting. In addition, in consideration for their services, each of the new directors elected at the Annual Meeting of Shareholders on September 19, 1997, were granted a 5-year option to purchase 10,000 shares of the Company's common stock exercisable at a price of $0.08 per share (the price of the Company's common stock on the day of their agreement to serve, if elected). These shares expired on September 19, 2002.

During the fiscal year ended February 28, 2003, Board of Director compensation totaled 0 shares. Board of Director compensation shares for fiscal years 1999, 2000 and 2001 were issued during the fiscal year ending February 28, 2002.

Independent Auditors' Fees

The firm of Schweitzer Karon & Bremer, LLC ("SKB") served as the Company's independent auditors for the fiscal year ended February 28, 2003.

Audit Fees: The SKB fees for the annual audit and the reviews of the financial statements included in the Company's Form 10-KSB and Forms 10-QSB for the 2003 fiscal year were $9,100 and $2,000, respectively.

Financial Information Systems Design and Implementation Fees: There were no fees billed by SKB for financial information systems design and implementation for the 2003 fiscal year.

All Other Fees: There were no other fees billed by SKB for the 2003 fiscal year.

The Board Of Directors has concluded that the services provided by SKB to the Company that were not related to its audit of the Company's financial statements, if any, were at all times compatible with maintaining that firm's independence.

ITEM 10 - EXECUTIVE COMPENSATION

Compensation Summary

The following table summarizes information concerning the compensation awarded or paid to, or earned by, the Company's President and Chief Executive Officer.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
Awards	Payouts
Name and				Other Annual	Restricted Stock	Securities Underlying	LTIP	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Comp ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Comp ($)

Peter J. Zugschwert (1)	2003	16,180	4,208 (2)
President and CEO	2002	67,500 (3)
	2001	78,925	2,100 (4)

(1) Mr. Zugschwert has been Chairman of the Board of Directors since September 19, 1997. He has been President and CEO since December 9, 1997.
(2) During fiscal year 2003, Mr. Zugschwert was retained as a consultant to act as President of the Company. Mr. Zugschwert billed the Company $16,180 during fiscal year 2003. Of this amount, $11,972 was paid by the Company in cash and $4,208 remained due and payable.
(3) During fiscal year 2002, Mr. Zugschwert was retained as a consultant to act as President of the Company. Mr. Zugschwert billed the Company $67,500 during fiscal year 2002. Of this amount, $67,500 was paid by the Company.
(4) During fiscal year 2001, Mr. Zugschwert was retained as a consultant to act as President of the Company. Mr. Zugschwert billed the Company$81,025 during fiscal year 2001. Of this amount, $78,925 was paid by the Company in cash and $2,100 remained due and payable.

Stock Options

The following tables set forth information concerning (1) individual grants of options to purchase Company common stock made to the named executive officer(s) during fiscal year 2003, and (2) individual exercises of stock options by the named executive officer(s) during fiscal 2003, as well as the number of options outstanding at the end of fiscal 2003 for the named executive officer(s).

(1) During fiscal year 2003, no options/SARs were granted.

(2) AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES

Number of Securities Underlying Unexercised	Value of Unexercised In-the-Money
Options/SARs at Final Year-End (#)	Options/SARs at Fiscal Year-End ($)
	Shares Acquired	Value
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter J. Zugschwert	0	$--	65,800	--	$--	$--

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the outstanding shares of Common Stock by persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, by nominees for director and directors of the Company, by the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group. Amounts are as of May 28, 20023for directors and executive officers. Amounts for 5% shareholders are reported as of the date such shareholders reported such holdings in filings under the Securities Exchange Act of 1934, unless more recent information was provided.

COMMON STOCK
Name of	Number of Shares	Percent
Beneficial Owner	Beneficially Owned (1)	of Class

Peter J. Zugschwert	1,188,249	(2)	12.8%
Jonathan R. Gordon	68,800		0.7%
Stanford M. Baratz	49,800		0.5%
B. Marie Cooper	45,000	(3)	0.5%
Matthew E. Goldberg	8,800		0.1%

All Officers and Directors as a Group	1,360,649	(4)	14.7%

(1) Except as otherwise indicated, each person named or included in the group has the sole power to direct the disposition of all shares listed as beneficially owned by him/her.
(2) Includes 65,000 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of May 28, 2003.
(3) Includes 40,000 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of May 28, 2003.
(4) Includes 105,000 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of May 28, 2003.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

No exhibits are filed with this Form 10-KSB.

Reports on Forms 8-K

No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended February 28, 2003.

ITEM 14 - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect the Company's internal controls.

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

Date:   May 28, 2003