Form 10QSB
period 2003-05-31
HEALTH OUTCOMES MANAGEMENT INC
filed 2003-07-15
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended May 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]  Yes     [  ]  No

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, on July 15, 2003 was 9,287,720.

Transitional Small Business Disclosure Format (check one):  [  ] Yes   [X] No

HEALTH OUTCOMES MANAGEMENT, INC.
Form 10-QSB for the Period Ended May 31, 2003

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Statements of Discontinued Operations - Three Months Ended May 31, 2003 and 2002
Consolidated Balance Sheets - May 31, 2003 and February 28, 2003
Consolidated Statements of Cash Flows - Three Months Ended May 31, 2003 and 2002
Notes to Consolidated Financial Statements - May 31, 2003
Item 2.	Plan of Operation
Item 3.	Controls and Procedures
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included in this Form 10-QSB are unaudited and reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Discontinued Operations
(Unaudited)

For the Periods Ended May 31,	2003	2002

Net Sales	$0	$0
Cost of Goods Sold	0	0

Gross Profit	0	0

Operating Expenses:
General and Administrative	11,352	22,360

Total Operating Expenses	11,352	22,360

Operating Income (Loss)	(11,352)	(22,360)

Non-Operating Income (Expense):
Interest Expense	0	(177)
Other Income (Expense)	0	1,560

Total Non-Operating Income (Expense)	0	1,383

Net Income (Loss)	$	(11,352)	$	(20,977)

Net Income (Loss) Per Share Data:
Basic
Net Income (Loss) Per Share	$	(0.00)	$	(0.00)
Shares Used in Per Share Calculations		9,287,720		9,287,720
Diluted
Net Income (Loss) Per Share	$	(0.00)	$	(0.00)
Shares Used in Per Share Calculations		9,287,720		9,287,720

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

May 31, 2003	February 28, 2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$19,815	$26,365
Prepaid Expenses	0	523

Total Current Assets	19,815	26,888

Property and Equipment, net	0	0

TOTAL ASSETS	$19,815	$26,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$13,407	$9,129

Total Current Liabilities	13,407	9,129

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; Authorized 15,000,000 shares; Issued 9,287,720 shares	92,877	92,877
Additional Paid-In Capital	4,815,148	4,815,148
Retained Earnings	(4,901,617)	(4,890,266)

Total Stockholders' Equity	6,408	17,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,815	$26,888

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

For the Periods Ended May 31,	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$	(11,352)	$	(20,977)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In Operating Activities:
Depreciation and Amortization	0	809
Changes in Operating Assets and Liabilities, Net of Acquisitions
(Increase) Decrease in Prepaid Expenses	523	980
(Increase) Decrease in Other Current Assets	0	7,500
Increase (Decrease) in Accounts Payable	4,279	10,694

Net Cash Used In Operating Activities	(6,550)	(994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the Sale of Equipment, Furniture and Fixtures	0	0

Net Cash Provided by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments under Capital Lease Obligations	0	(1,409)

Net Cash Used In Financing Activities	0	(1,409)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,550)	(2,403)
Cash and Cash Equivalents:
Beginning	26,365	81,921

Ending	$19,815	$79,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid During the Year for Interest	$0	$177

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

Note 2 - Continuation as a Going Concern

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

Note 3 - Basis of Presentation

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 2003. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month period(s) ended May 31, 2003 may not be indicative of the results that may be expected for the year ending February 29, 2004.

Note 4 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The wholly owned subsidiaries were inactive as of February 2001.

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

Item 2. Plan of Operation

Plan of Operation

Because of the sale of the Company's assets in November 2001, future periods will primarily reflect general and administrative expenses associated with the continuing administration of the Company. The Company believes it can continue for the twelve month period ending February 29, 2004. No inferences as to future performance should be drawn from the information below.

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

Liquidity and Capital Resources

During the three months ended May 31, 2003, the Company had a working capital of $6,408, as compared to working capital of $17,759 at February 28, 2003, a decrease of $11,351. The decrease in working capital was primarily due to the Company's ongoing expense of reporting as required by the SEC, without any revenues or other cash inflows.

Improved capital availability and ongoing operations will ultimately depend on the identification of a potential merger and/or acquisition by the Company. However, no assurance can be given if or when such a transaction will occur.

Item 3. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not involved in any legal proceedings as of the date of this filing.

Item 2. Changes in Securities

There were no changes in securities to report as of the date of this filing.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities as of the date of this filing.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period ended May 31, 2003.

Item 5. Other Information

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future.

All forward-looking statements in the document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to differ materially from the Company's recent results or those projected in the forward-looking statements are detailed in the Annual Report on Form 10-KSB for the year ended February 28, 2003, filed with the SEC.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

No exhibits are attached to this filing of Form 10-QSB.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH OUTCOMES MANAGEMENT, INC.
("Registrant")

By:       /s/ Peter J. Zugschwert
           Peter J. Zugschwert
           Chairman and President
           Chief Executive Officer

Date:   July 15, 2003

By:       /s/B. Marie Cooper
           B. Marie Cooper
           Principal Accounting Officer

Date:   July 15, 2003

CERTIFICATIONS

I, Peter J. Zugschwert, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Health Outcomes Management, Inc. and subsidiaries;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003
/s/ Peter J. Zugschwert
Chief Executive Officer

CERTIFICATIONS

I, B. Marie Cooper, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Health Outcomes Management, Inc. and subsidiaries;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003
/s/ B. Marie Cooper
Chief Executive Officer