Form 10QSB/A
period 2003-08-31
HEALTH OUTCOMES MANAGEMENT INC
filed 2003-10-16
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended August 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]  Yes   [   ]  No

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, on October 15, 2003 was 9,287,720.

Transition Small Business Disclosure Format (check one):   [   ]  Yes   [X]  No

HEALTH OUTCOMES MANAGEMENT, INC.
Form 10-QSB for the Period Ended August 31, 2003

TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

Item 1.     Financial Statements

                 Consolidated Statements of Discontinued Operations - Three Months and Six Months Ended August 31, 2003 and 2002
                 Consolidated Balance Sheets - August 31, 2003 and February 28, 2003
                 Consolidated Statements of Cash Flows - Six Months Ended August 31, 2003 and 2002
                 Notes to Consolidated Financial Statements - August 31, 2003

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

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Discontinued Operations
(Unaudited)

2003	2002	2003	2002

Net Sales	$0	$0	$0	$0
Cost of Goods Sold	0	0	0	0

Gross Profit	0	0	0	0
Operating Expenses:
General and Administrative	4,836	17,535	16,188	39,895

Total Operating Expenses	4,836	17,535	16,188	39,895
Operating Loss	(4,836)	(17,535)	(16,188)	(39,895)
Non-Operating Income (Expense):
Interest Expense	0	(358)	0	(535)
Other Income (Expense)	0	1,560	0	3,120

Total Non-Operating Inc (Exp)	0	1,202	0	2,585
Net Loss	$(4,836)	$(16,133)	$(16,188)	$(37,310)

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

August 31, 2003	February 28, 2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$6,235	$26,365
Prepaid Expenses	0	523

Total Current Assets	6,235	26,888

TOTAL ASSETS	$6,235	$26,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$4,664	$9,129

Total Current Liabilities	4,664	9,129
Stockholders' Equity:
Common Stock, par value $0.01 per share: Authorized 15,000,000 shares; Issued 92,87,720 shares	92,877	92,877
Additional Paid-In Capital	4,815,148	4,815,148
Retained Earnings	(4,906,454)	(4,890,266)

Total Stockholders' Equity	1,571	17,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,235	$26,888

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

For the Periods Ended August 31,	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,188)	$(37,310)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	0	1,620
Changes in Operating Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Prepaid Expenses	523	1,566
(Increase) Decrease in Other Current Assets	0	7,940
Increase (Decrease) in Accounts Payable	(4,465)	(1,848)
Increase (Decrease) in Other Current Liabilities	0	(199)

Net Cash Used in Operating Activities	(20,130)	(28,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	0	0

Net Cash Provided by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments under Capital Lease Obligations	0	(2,890)

Net Cash Used in Financing Activities	0	(2,890)

Net Increase (Decrease) in Cash and Cash Equivalents	(20,130)	(31,121)
Cash and Cash Equivalents:
Beginning	26,365	81,921
Ending	$6,235	$50,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for Interest	$0	$535

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

Note 3 - Basis of Presentation

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 2003. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three and six month period(s) ended August 31, 2003 may not be indicative of the results that may be expected for the year ending February 29, 2004.

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

Item 2. Plan of Operation

Plan of Operation

Because of the sale of the Company's assets in November 2001, future periods will primarily reflect general and administrative expenses associated with the continuing administration of the Company. The Company believes it can continue for the twelve-month period ending February 29, 2004. No inferences as to future performance should be drawn from the information below.

As it relates to future operations, the Company's intent is to acquire an interest in a business entity which desires the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. The Company's management anticipates that it will be able to participate in only one potential business venture because of its nominal assets and limited financial resources.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, develop a new product or service, or for other corporate purposes.

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

Liquidity and Capital Resources

During the six months ended August 31, 2003, the Company had a working capital of $1,571, as compared to working capital of $17,759 at February 28, 2003, a decrease of $16,188. The decrease in working capital was primarily due to the Company's ongoing expense of reporting as required by the SEC, without any revenues or other cash inflows.

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

No matters were submitted to a vote of security holders during the period ended August 31, 2003.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter ended August 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH OUTCOMES MANAGEMENT, INC.
("Registrant")

By:     /s/ Peter J. Zugschwert

Peter J. Zugschwert
Chairman and President
Chief Executive Officer

Date: October 15, 2003

By:     /s/ B. Marie Cooper

B. Marie Cooper
Principal Accounting Officer

Date: October 15, 2003

CERTIFICATIONS

I, Peter J. Zugschwert, certify that:

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
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: October 15, 2003

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
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: October 15, 2003

/s/ B. Marie Cooper
Principal Accounting Officer