Form 10QSB
period 2003-11-30
HEALTH OUTCOMES MANAGEMENT INC
filed 2004-01-15
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended November 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]  Yes   [   ]  No

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, on January 15, 2004 was 9,787,720.

Transition Small Business Disclosure Format (check one):   [   ]  Yes   [X]  No

HEALTH OUTCOMES MANAGEMENT, INC.
Form 10-QSB for the Period Ended November 30, 2003

TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

Item 1.     Financial Statements

                 Consolidated Statements of Discontinued Operations - Three Months and Nine Months Ended November 30, 2003 and 2002
                 Consolidated Balance Sheets - November 30, 2003 and February 28, 2003
                 Consolidated Statements of Cash Flows - Nine Months Ended November 30, 2003 and 2002
                 Notes to Consolidated Financial Statements - November 30, 2003

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

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Discontinued Operations
(Unaudited)

Three Months Ended	Nine Months Ended
November 30,	November 30,
2003	2002	2003	2002

Net Sales	$0	$0	$0	$0
Cost of Goods Sold	0	0	0	0

Gross Profit	0	0	0	0
Operating Expenses:
General and Administrative	6,353	16,964	22,541	56,859

Total Operating Expenses	6,353	16,964	22,541	56,859
Operating Loss	(6,353)	(16,964)	(22,541)	(56,859)
Non-Operating Income (Expense):
Interest Expense	0	(125)	0	(1,660)
Other Income (Expense)	0	3,074	0	6,194

Total Non-Operating Inc (Exp)	0	2,949	0	5,534
Net Loss	$(6,353)	$(14,015)	$(22,541)	$(51,325)

Net Loss Per Share Data:
Basic and Diluted
Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Shares Used in Per Share Calculations	9,787,720	9,287,720	9,787,720	9,287,720

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

November 30, 2003	February 28, 2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$19,327	$26,365
Prepaid Expenses	0	523

Total Current Assets	19,327	26,888

TOTAL ASSETS	$19,327	$26,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$4,109	$9,129

Total Current Liabilities	4,109	9,129
Stockholders' Equity:
Common Stock, par value $0.01 per share: Authorized 15,000,000 shares; Issued 2003: 9,787,720; 2002: 9,287,720 shares	97,877	92,877
Additional Paid-In Capital	4,830,148	4,815,148
Retained Earnings	(4,912,807)	(4,890,266)

Total Stockholders' Equity	15,218	17,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,327	$26,888

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

For the Periods Ended November 30,	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(22,541)	$(51,325)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	0	4,045
Changes in Operating Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Prepaid Expenses	523	3,207
(Increase) Decrease in Other Current Assets	0	7,940
Increase (Decrease) in Accounts Payable	(5,020)	(5,232)
Increase (Decrease) in Other Current Liabilities	0	(199)

Net Cash Used in Operating Activities	(27,038)	(41,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	0	0

Net Cash Provided by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds Received on Convertible Note Payable	20,000	0
Principal Payments under Capital Lease Obligations	0	(4,389)

Net Cash Used in Financing Activities	20,000	(4,389)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,038)	(45,953)
Cash and Cash Equivalents:
Beginning	26,365	81,921
Ending	$19,327	$35,968

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for Interest	$0	$660
Non-Cash Investing and Financing Activities:
Conversion of Note Payable to Common Stock	$20,000	$0

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

Note 3 - Basis of Presentation

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 28, 2003. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three and nine month period(s) ended November 30, 2003 may not be indicative of the results that may be expected for the year ending February 29, 2004.

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

Note 6 - Convertible Debt

On October 9, 2003, the Board of Directors authorized the issuance of a convertible note payable to Peter J. Zugschwert, President and CEO, for 500,000 shares at $0.04 per share, in exchange for proceeds of $20,000.

On October 21, 2003, Mr. Zugschwert converted the note payable to 500,000 shares.

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

Liquidity and Capital Resources

During the six months ended August 31, 2003, the Company had a working capital of $15,218, as compared to working capital of $17,759 at February 28, 2003, a decrease of $2,541. The decrease in working capital was primarily due to the Company's ongoing expense of reporting as required by the SEC.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period ended November 30, 2003.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter ended November 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH OUTCOMES MANAGEMENT, INC.
("Registrant")

By:     /s/ Peter J. Zugschwert

Peter J. Zugschwert
Chairman and President
Chief Executive Officer

Date: January 15, 2004

By:     /s/ B. Marie Cooper

B. Marie Cooper
Principal Accounting Officer

Date: January 15, 2004

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

Date: January 15, 2004

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

Date: January 15, 2004

/s/ B. Marie Cooper
Principal Accounting Officer