Form 10KSB
period 2004-02-29
HEALTH OUTCOMES MANAGEMENT INC
filed 2004-05-28
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]  Yes     [  ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

The issuer's revenues for the fiscal year ended February 29, 2004 were $0.

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $143,195 based upon the closing price of the Common Stock as reported on the OTC:BB on May 21, 2004.

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, on May 21, 2004 was 9,787,720.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (check one):  [  ] Yes   [X] No

HEALTH OUTCOMES MANAGEMENT, INC.
Form 10-KSB for the Year Ended February 29, 2004

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements and Supplementary Data
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8a.	Disclosure Controls and Procedures
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K
Item 14.	Principal Accountant Fees and Services
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

ITEM 3 - LEGAL PROCEEDINGS

As of May 21, 2004, the Company was not involved in any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 4, 2003, the Company held a Special Meeting of Shareholders to approve an amendment to the Company's Articles of Incorporation that would increase the number of authorized shares of the Company's capital stock to 200,000,000 shares of undesignated capital stock and remove a prohibition on the creation of classes or series of preferred stock that contain voting rights in addition to those required by law.

The amendment passed with 6,083,309 votes for, 339,208 votes against, and 5,400 votes abstained.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the OTC Bulletin Board Market (Over-The-Counter includes OTC and OTC:BB) under the symbol "HOMI". The following table sets forth the quarterly high and low reported last sales prices for the Company's Common Stock over the past two years.

	Period	High	Low
Fiscal 2004:	First Quarter	$0.017	$0.013
	Second Quarter	$0.025	$0.010
	Third Quarter	$0.095	$0.016
	Fourth Quarter	$0.090	$0.020
Fiscal 2003:	First Quarter	$0.015	$0.013
	Second Quarter	$0.015	$0.013
	Third Quarter	$0.015	$0.008
	Fourth Quarter	$0.024	$0.010

As of May 21, 2004, management believes that the number of share owner accounts of record was approximately 267, at which date the closing market price of the Company's common stock was $0.07 per share.

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

Results of Operations

Comparison of Fiscal Year 2004 vs. Fiscal Year 2003

The Company had no revenue in 2004. Operational expenses were incurred in connection with the administration of the Company.

Comparison of Fiscal Year 2003 vs. Fiscal Year 2002

The Company had no revenue in 2004. Operational expenses were incurred in connection with the administration of the Company.

Liquidity and Capital Resources

The Company had working capital of $2,888 compared to $17,759 for fiscal 2004 and 2003, respectively, a decrease of $14,871. The decrease in working capital was substantially due to the Company not having any influx of cash, yet continuing to pay ongoing administrative expenses.

The Company does not have commitments for any capital expenditures for the fiscal year 2005.

The Company's cash flow position has deteriorated during the fiscal year. The Company's efforts will be concentrated on finding a company to merge with or acquire. However, no assurance can be given if or when such a transaction will occur. The Company may not have enough cash to fund thesearch through the end of fiscal 2005.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report on the Financial Statements
Independent Auditors' Report on the Financial Statements
Consolidated Financial Statements:
Consolidated Balance Sheets as of February 29, 2004 and February 28, 2003
Consolidated Statements of Discontinued Operations for the fiscal years ended February 29, 2004, February 28, 2003 and February 28, 2002
Consolidated Statements of Cash Flows for the fiscal years ended February 29, 2004, February 28, 2003 and February 28, 2002
Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended February 29, 2004, February 28, 2003 and February 28, 2002
Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders'
Health Outcomes Management, Inc. and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying Consolidated Balance Sheet of Health Outcomes Management, Inc. and Subsidiaries as of February 29, 2004 and the related Consolidated Statements of Discontinued Operations, Changes in Stockholders' Equity, and Cash Flows for the year ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Outcomes Management, Inc. and Subsidiaries as of February 29, 2004 and the results of their operations and their cash flows for the year ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Mayer Hoffman McCann P.C.
Certified Public Accountants
Minneapolis, Minnesota
May 20, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders'
Health Outcomes Management, Inc. and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying Consolidated Balance Sheets of Health Outcomes Management, Inc. and Subsidiaries as of February 28, 2003 and the related Consolidated Statements of Discontinued Operations, Changes in Stockholders' Equity, and Cash Flows for the two years ended February 28, 2003 and February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Outcomes Management, Inc. and Subsidiaries as of February 28, 2003 and the results of their operations and their cash flows for the two years ended February 28, 2003 and February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Schweitzer karon & Bremer LLC
Certified Public Accountants
Minneapolis, Minnesota
May 13, 2003

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

Feb. 29, 2004	Feb. 28, 2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$7,563	$26,365
Prepaid Expenses	-	523

Total Current Assets	7,563	26,888

TOTAL ASSETS	$7,563	$26,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$4,675	$9,129

Total Current Liabilities	4,675	9,129

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 2004: Authorized 200,000,000 shares; Issued 9,787,720 shares 2003: Authorized 15,000,000 shares; Issued 9,287,720 shares	97,877	92,877
Additional Paid-In Capital	4,830,148	4,815,148
Accumulated Deficit	(4,925,137)	(4,890,266)

Total Stockholders' Equity	2,888	17,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,563	$26,888

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Discontinued Operations

For the Years Ended	Feb. 29, 2004	Feb. 28, 2003	Feb. 28, 2002

Net Sales	$-	$-	$363,055
Cost of Goods Sold	-	-	115,223

Gross Profit	-	-	247,832

Operating Expenses:
General and Administrative	34,871	66,996	228,710

Total Operating Expenses	34,871	66,996	228,710

Operating Income (Loss)	(34,871)	(66,996)	19,122

Non-Operating Income (Expense):
Interest Income	-	-	433
Interest Expense	-	(747)	(11,591)
Other Income (Expense)	-	-	8,821
Gain (Loss) on Sale of Assets/Operations	-	-	264,147

Total Non-Operating Income (Expense)	-	(747)	261,810

Net Income (Loss)	$	(34,871)	$	(67,743)	$280,932

Net Income (Loss) Per Share Data:
Basic
Net Income (Loss) Per Share	$0.00	$	(0.01)	$0.03
Shares Used in Per Share Calculations	9,461,217		9,287,720	9,273,137
Diluted
Net Income (Loss) Per Share	$0.00	$	(0.01)	$0.03
Shares Used in Per Share Calculations	9,461,217		9,287,720	9,273,137

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Years Ended	Feb. 29, 2004	Feb. 28, 2003	Feb. 28, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$	(34,871)	$	(67,743)	$280,932

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	-	9,709	7,513
Provision for Losses on Trade Receivables	-	-	1,933
Net Recoveries (Writeoffs) of Bad Debt(s)	-	-	(154)
Loss (Gain) on Disposal of Inventory and Equipment	-	-	(3,430)
Non-Cash Compensation	-	-	255
Loss (Gain) on Sale of Assets/Operations	-	-	(264,147)
Changes in Operating Assets and Liabilities, Net of Acquisitions
(Increase) Decrease in Trade Receivables	-	-	24,379
(Increase) Decrease in Prepaid Expenses	523	3,730	2,790
(Increase) Decrease in Other Current Assets	-	7,940	(7,940)
Increase (Decrease) in Accounts Payable	(4,454)	(3,069)	(59,341)
Increase (Decrease) in Deferred Revenue	-	-	(25,115)
Increase (Decrease) in Accrued Expenses	-	-	(49,535)
Increase (Decrease) in Other Current Liabilities	-	(199)	(7,479)

Net Cash Used In Operating Activities	(38,802)	(49,632)	(99,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Proceeds from the Sale of Assets/Operations	-	-	265,671
Proceeds from the Sale of Equipment, Furniture and Fixtures	-	-	3,430

Net Cash Provided by Investing Activities	-	-	269,101

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments under Capital Lease Obligations	-	(5,924)	(5,377)
Principal Payments under Notes Payable	-	-	(117,500)
Proceeds from Convertible Debt	20,000	-	-

Net Cash Provided By (Used In) Financing Activities	20,000	(5,924)	(122,877)

Net Increase (Decrease) in Cash and Cash Equivalents	(18,802)	(55,556)	46,885
Cash and Cash Equivalents:
Beginning	26,365	81,921	35,036

Ending	$7,563	$26,365	$81,921

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid During the Year for Interest	$-	$747	$9,790
Non-Cash Financing Transactions:
Conversion of Debt to Equity (Note 10)	$20,000	$-	$-

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

ADD HEADINGS

Balance - February 28, 2001	0	$-	9,262,130	$92,622	$4,815,148	$	(5,103,455)	$	(195,685)

Issuance of Common Stock (Convert Options to Shares)			25,590	255					255
Net Income (Loss)							280,932		280,932

Balance - February 28, 2002	0	$-	9,287,720	$92,877	$4,815,148	$	(4,822,523)	$85,502
Net Income (Loss)							(67,743)	(67,743)

Balance - February 28, 2003	0	$-	9,287,720	$92,877	$4,815,148	$	(4,890,266)	$17,759
Issuances of Common Stock			500,000	5,000	15,000			20,000
Net Income (Loss)							(34,871)	(34,871)

Balance - February 29, 2004	0	$-	9,787,720	$97,877	$4,830,148	$	(4,925,137)	$2,888

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

Reclassifications

There were no material reclassifications for the periods presented.

NOTE 2. Continuation as a Going Concern

The accompanying financial statements are prepared assuming the Company will continue as a going concern. The Company generated an operating loss of $34,871 during the year ended February 28, 2004. The Company incurred a decrease in assets of $19,325 during the year ended February 29, 2004; net cash used in operating activities was $38,802. As of February 29, 2004, the Company had current assets of $7,563 and working capital of $2,888. The Company will not generate any revenues or receive any cash inflows unless management's attempts to acquire an interest in a business entity which seeks the perceived advantages of a corporation which has a class of securities registered under the Exchange Act are successful. Accordingly, there is doubt about the Company's ability to continue in existence. The financial statements do not include any adjustments that might result should the Company's be unable to continue as a going concern.

NOTE 3. Income Taxes

There was no income tax expense or benefit amounts recorded for 2004, 2003 or 2002.

The provisions for income taxes from continuing operations for the years ended February 29, 2004, February 28, 2003 and 2002 differs from the statutory federal tax rate applied as follows:

2004	2003	2002

Federal statutory tax rate	34%	34%	34%
State tax rate	2%	2%	2%
Change in valuation allowance	-36%	-36%	-36%

0%	0%	0%

Deferred taxes consist of the following:

2004	2003	2002

Deferred tax assets:
Capital leases	$ -	$ -	$ 800
Net operating loss carryforwards	788,000	1,080,000	1,479,200

Gross deferred tax assets	788,000	1,080,000	1,480,000
Less valuation allowance	(788,000)	(1,080,000)	(1,480,000)

Net deferred tax assets	$ -	$ -	$ -

As of February 29, 2004, the Company had net operating loss carryforwards for tax reporting purposes of approximately $2,189,000, which expire beginning in 2004.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 4. Net Income (Loss) Per Share

The following table presents the computation of basic and diluted net income (loss) per share:

2004	2003	2002

Net income (loss) available to common stockholders for basic earnings per share	$	( 34,871	) $	( 67,743	) $	280,932
Plus interest on convertible debt		-		-		8,997

Net income (loss) available to common stockholders for diluted earnings per share	$	( 34,871	) $	( 67,743	) $	289,929

Reconciliation of shares used in basic and diluted per share calculations:
Denominator for basic income per share - weighted average common shares outstanding	9,461,217	9,287,720	9,273,137
Effect of dilutive securities:
Stock options	-	-	-
Warrants	-	-	-
Convertible debt	-	-	-

Denominator for diluted net income (loss) per share adjusted by weighted average shares and assumed converstions	9,461,217	9,287,720	9,273,137

Basic per share data:
Net income (loss)	$0.00	$(0.01)	$0.03
Diluted per share data:
Net income (loss)	$0.00	$(0.01)	$0.03

NOTE 5. Stockholders' Equity

Preferred Stock

The Company has authorized Series A, convertible preferred stock. All preferred shares are non-voting, receive no dividends, and have liquidation preference over the Company's common stock. All 1,000,000 preferred shares are unissued and are undesignated as of February 29, 2004.

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

During 2002, the Company granted non-qualified options to various employees, directors, and non-employee agents. No options were granted in 2003 or 2004.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 5. Stockholders' Equity (continued)

Stock Option Plan (continued)

Information with respect to options for the Company's common shares is summarized as follows:

Incentive Options	Non-Qualified Options

Price Per	Stock	Wtd Avg	Stock	Wtd Avg
Share Range	Options	Exer Price	Options	Exer Price

Balance - February 28, 2001	$0.08	$0.97	43,500	$0.51	473,500	$0.16
Granted	0.31	0.59	--		22,500	0.46
Cancelled	0.10	0.97	(43,500)	0.51	(186,600)	0.20

Balance - February 28, 2002	$0.08	$0.97	--	$--	309,300	$0.16
Cancelled	0.08	0.31	--		(75,000)	0.17

Balance - February 28, 2003	$0.10	$0.97	--	$--	234,300	$0.16
Cancelled	0.10	0.10	--		(60,800)	0.10

Balance - February 29, 2004	$0.08	$0.97	--	$--	173,500	$0.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2004, 2003 and 2002:

2004	2003	2002

Risk-free interest rate	N/A	N/A	5.25%
Expected life of options	N/A	N/A	2 years
Expected volatility	N/A	N/A	30%
Expected dividend yield	N/A	N/A	0%

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

2004	2003	2002

Pro forma net income (loss)	$(34,871)	$(67,743)	$277,332
Pro forma earnings per share	$0.00	$(0.01)	$0.03

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

NOTE 5. Stockholders' Equity (continued)

Warrants

Occasionally, the Company granted warrants to officers, employees and non-employees in consideration for loans extended to the Company and for recognition of services performed.

Average Exercise
Shares	Price Per Share

Balance, February 28, 2001	-	$ -
Granted	30,000	$0.31

Balance, February 28, 2002	30,000	$0.31
Expired	(30,000)	$0.31

Balance, February 28, 2003	-	$ -
No activity

Balance, February 29, 2004	-	$ -

NOTE 6. Supplemental Cash Flow Information

Supplemental schedule of non-cash investing and financing activities:

In 2004, the Company entered into a promissory note with the President, Peter J. Zugschwert, in the amount of $20,000, convertible into shares of common stock at $0.04 per share. This note was converted to 500,000 shares of common stock.

In 2003, the Company had no non-cash investing nor financing activities.

In 2002, the Company (1) received $265,000, net of fees and expenses, in consideration for the sale of substantially all of its operating assets to an unrelated party effective November 1, 2001 (see Note 11); and (2) issued 25,590 shares of common stock to the Board of Directors in lieu of compensation for services rendered for fiscal years ended February 28, 1998 through February 28, 2002.

NOTE 7. Employment Agreement(s)

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

NOTE 8. Sale of Pharmaceutical Care Software

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

NOTE 9. Sale of Operating Assets

On October 30, 2001, the Company entered into an Asset Purchase Agreement to sell substantially all of its operating assets to an outside party. Operating assets sold included fixed assets, customer lists, intellectual property, related tangible and intangible assets, and other assets.

The transaction was approved by the Company's stockholders at a Special Meeting of Stockholders on January 16, 2002. The effective date of the sale was November 1, 2001.

The Company received $265,000, net of fees and expenses, in cash in consideration for the sale of substantially all of its operating assets. The Company recorded a gain of approximately $264,000 from this sale. With the proceeds from this sale, management reduced its liabilities, including notes and interest payable to the Company's President, that were beyond their maturity dates (see Note 10), as well as some amounts due the prior Vice President, per stipulations of his employment agreement (see Note 7).

At February 28, 2002, the Company had recorded an amount in other assets due from the outside party of this transaction, which represented cash collections from receivables not sold under the transaction to the buyer.

NOTE 10. Related Party Transactions

On October 9, 2003, Peter J. Zugschwert, President, entered into a promissory note with the Company in the amount of $20,000, convertible into shares of common stock at $0.04 per share. This note was converted to 500,000 shares of common stock on October 25, 2003.

Due to the sale of substantially all of its operating assets in November 2001, the Company completed the following transactions to related parties:

In January 2002, the Company made payments to its President for notes payable, and the related interest payable on such notes that had been in default. The amounts due and paid by the Company for such notes was $117,500. Amounts due and paid by the Company for interest on those notes was $12,725 (see Note 9).

In January 2002, the Company made a payment to its prior Vice President for amounts due for prior expenses, as well as amounts stipulated by his employment agreement. The total amount paid for all such expenses was $40,000 (see Notes 7 and 9).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

No changes in or disagreements with accountants, which required reporting on Form 8-K have occurred within the two-year period ended February 29, 2004. Subsequent to February 29, 2004, the Company filed a Form 8-K on May 14, 2004, reporting a change in the Company's independent auditors. The Company discontinued its engagement of Schweitzer Karon & Bremer LLC and engaged Mayer Hoffman McCann P.C. as the Company's independent auditors for the fiscal year ended February 29, 2004. The Members of Schweitzer Karon & Bremer LC became shareholders of Mayer Hoffman McCann P.C.

ITEM 8a - DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's CEO, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended February 29, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures desinged to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the CEO as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information regarding the Company's executive officers and directors as of May 21, 2004:

Name	Age	Position

Peter J. Zugschwert	38	President, Chief Executive Officer and Director
Stanford M. Baratz	48	Director
Jonathan R. Gordon	52	Director
Matthew E. Goldberg	37	Director
B. Marie Cooper	36	Principal Accounting Officer and Controller

Business Experience

Peter J. Zugschwert, age 38, has served as President of the Company since December 1997 and CEO of the Company since September 1997. Prior to joining the Company, he was the Senior Vice President of Operations for Baratz Financial, Inc. since June 1995.

Stanford M. Baratz, age 48, has been the President of Baratz Financial, Inc., a Minneapolis based private investment firm, since founding the company in 1994. Mr. Baratz has been a Director of the Company since September 1997.

Jonathan R. Gordon, age 52, is the President of JR Gordon, Ltd. Mr. Gordon is a Certified Public Accountant (CPA). Mr. Gordon has been a Director of the Company since September 1997.

Matthew E. Goldberg, age 37, is the President of Stems and Vines, a chain of retail florist shops. Mr. Goldberg has been a Director of the Company since September 1997.

B. Marie Cooper, age 36, joined the Company in April 1998 as its Principal Accounting Officer and Controller. Prior to joining the Company, Ms. Cooper was the Accounting Manager for Newcom Group, Inc. and its subsidiaries.

Committees and Meetings of the Board of Directors

The present standing committes and meetings of the Board of Directors are described below. The Board of Directors does not have a standing nominating committee.

The Board of Directors met two times during the last fiscal year. No incumbent member of the Board of Directors attended fewer than 75% of the total number of meetings held by the Board of Directors and the committee(s) on which he served (during the periods that he served).

The Board of Directors has determined that the Company has at least one audit committee financial expert serving on its audit committee. The Company's audit committee financial expert is Jonathan R. Gordon and is considered independent, as required.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS (continued)

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (SEC). The Company is required to disclose whether it has knowledge that any person required to file such a report may have failed to do so in a timely manner. The Company believes that during fiscal year 2004, all officers, directors and persons owning more than 10 percent of equity securities subject to such reporting obligations have satisfied all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5 and the written representations of our directors and executive officers.

ITEM 10 - EXECUTIVE COMPENSATION

Compensation Summary

The following table summarizes information concerning the compensation awarded, paid to or earned by, the Company's President and Chief Executive Officer.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
Awards	Payouts
Name and				Other Annual	Restricted Stock	Securities Underlying	LTIP	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Comp ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Comp ($)

Peter J. Zugschwert (1)	2004	-
President and CEO	2003	16,180	11,972 (2)
	2002	67,500 (3)

(1) Mr. Zugschwert has been Chairman of the Board of Directors since September 19, 1997. He has been President and CEO since December 9, 1997.
(2) During fiscal year 2003, Mr. Zugschwert was retained as a consultant to act as President of the Company. Mr. Zugschwert billed the Company $16,180 during fiscal year 2003. Of this amount, $11,972 was paid by the Company in cash and $4,208 remained due and payable at the end of fiscal year 2004.
(3) During fiscal year 2002, Mr. Zugschwert was retained as a consultant to act as President of the Company. Mr. Zugschwert billed the Company $67,500 during fiscal year 2002. Of this amount, $67,500 was paid by the Company.

Stock Options

The following tables set forth information concerning (1) individual grants of options to purchase Company common stock made to the named executive officer(s) during fiscal year 2004, and (2) individual exercises of stock options by the named executive officer(s) during fiscal 2004, as well as the number of options outstanding at the end of fiscal 2003 for the named executive officer(s).

(1) During fiscal year 2004, no options/SARs were granted.

(2) AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES

Number of Securities Underlying Unexercised	Value of Unexercised In-the-Money
Options/SARs at Final Year-End (#)	Options/SARs at Fiscal Year-End ($)
	Shares Acquired	Value
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter J. Zugschwert	0	$-	50,000	-	$-	$-

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the outstanding shares of Common Stock by persons known by the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock, by nominees for director and directors of the Company, by the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group. Amounts are as of May 21, 2004 for directors and executive officers. Amounts for 5 percent stockholders are reported as of the date such stockholders reported such holdings in filings under the Securities Exchange Act of 1934, unless more recent information was provided.

COMMON STOCK
Name of	Number of Shares	Percent
Beneficial Owner	Beneficially Owned (1)	of Class

Peter J. Zugschwert	1,688,249	(2)	17.3%
Stanford M. Baratz	249,800		2.6%
Jonathan R. Gordon	68,800		0.7%
B. Marie Cooper	30,000	(3)	0.3%
Matthew E. Goldberg	8,800		0.1%

All Officers and Directors as a Group	2,045,649	(4)	20.9%

(1) Except as otherwise indicated, each person named or included in the group has the sole power to direct the disposition of all shares listed as beneficially owned by him/her.
(2) Includes 50,000 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of May 21, 2004.
(3) Includes 25,000 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of May 21, 2004.
(4) Includes 75,000 shares purchasable upon exercise of options presently exercisable or exercisable within 60 days of May 21, 2004.

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

*4(a) Note receivable dated February 1, 1995, due from William A. Peter, Jr.

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

*10(h) Asset Purchase Agreement for the purchase of certain assets of Supplee Enterprises, Inc. on April 1, 1997.

*10(i) Royalty Agreement with The University of Minnesota.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K (continued)

Exhibits (continued)

23 Independent Auditors’ Consent

31.1 Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Accounting Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*Indicated incorporation by reference

Reports on Form 8-K

No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended February 29, 2004.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Mayer Hoffman McCann P.C. ("MHM") served as the Company's independent auditors for the fiscal year ended February 29, 2004.

Audit Fees:  The MHM fees for the annual audit and the reviews of the financial statements included in the Company's Form 10-KSB and Forms 10-QSB for the 2004 fiscal year were $4,494 and $1,764, respectively.

Financial Informations Systems Design and Implementation Fees:  There were no fees billed by MHM for financial information systems design and implementation for the 2004 fiscal year.

All Other Fees:  were no other fees billed by MHM for the 2004 fiscal year.

The Board of Directors has concluded that the services provided by MHM to the Company that were not related to its audit of the Company’s financial statements, if any, were at all times compatible with maintaining that firm’s independence.

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

By:       /s/ Peter J. Zugschwert
           Peter J. Zugschwert
           Chairman and President
           Chief Executive Officer

           /s/ B. Marie Cooper
           B. Marie Cooper
           Principal Accounting Officer

           /s/ Stanford M. Baratz
           Stanford M. Baratz
           Director

           /s/ Jonathan R. Gordon
           Jonathan R. Gordon
           Director

           /s/ Matthew E. Goldberg
           Matthew E. Goldberg
           Director

Date:   May 28, 2004