Form 10QSB
period 2004-08-31
HEALTH OUTCOMES MANAGEMENT INC
filed 2004-10-15
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended August 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]  Yes   [   ]  No

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, on October 15, 2004 was 9,872,720.

Transition Small Business Disclosure Format (check one):   [   ]  Yes   [X]  No

HEALTH OUTCOMES MANAGEMENT, INC.
Form 10-QSB for the Period Ended August 31, 2004

TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

Item 1.     Financial Statements

                 Consolidated Statements of Discontinued Operations - Three Months and Six Months Ended August 31, 2004 and 2003
                 Consolidated Balance Sheets - August 31, 2004 and February 28, 2004
                 Consolidated Statements of Cash Flows - Six Months Ended August 31, 2004 and 2003
                 Notes to Consolidated Financial Statements - August 31, 2004

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

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Discontinued Operations
(Unaudited)

Three Months Ended	Six Months Ended
August 31,	August 31,
2004	2003	2004	2003

Net Sales	$0	$0	$0	$0
Cost of Goods Sold	0	0	0	0

Gross Profit	0	0	0	0
Operating Expenses:
General and Administrative	10,152	4,836	14,160	16,188

Total Operating Expenses	10,152	4,836	14,160	16,188
Operating Loss	(10,152)	(4,836)	(14,160)	(16,188)
Non-Operating Income (Expense):
Interest Expense	0	0	0	0
Other Income (Expense)	0	0	708	0

Total Non-Operating Inc (Exp)	0	0	708	0
Net Loss	$(10,152)	$(4,836)	$(13,452)	$(16,188)

Net Loss Per Share Data:
Basic and Diluted
Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Shares Used in Per Share Calculations	9,872,720	9,287,720	9,872,720	9,287,720

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

August 31, 2004	February 29, 2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,045	$7,563

Total Current Assets	2,045	7,563

TOTAL ASSETS	$2,045	$7,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$4,109	$4,675

Total Current Liabilities	4,109	4,675
Stockholders' Equity:
Common Stock, par value $0.01 per share: Authorized: 200,000,000 shares; Issued: Aug 2004-9,872,720; Feb 2004-9,787,720	98,727	97,877
Additional Paid-In Capital	4,837,798	4,830,148
Accumulated Deficit	(4,938,589)	(4,925,137)

Total Stockholders' Equity	(2,064)	2,888

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,045	$7,563

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

For the Periods Ended August 31,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(13,452)	$(16,188)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Prepaid Expenses	0	523
Increase (Decrease) in Accounts Payable	(566)	(4,465)

Net Cash Used in Operating Activities	(14,018)	(20,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	0	0

Net Cash Provided by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	8,500	0

Net Cash Used in Financing Activities	8,500	0

Net Increase (Decrease) in Cash and Cash Equivalents	(5,518)	(20,130)
Cash and Cash Equivalents:
Beginning	7,563	26,365
Ending	$2,045	$6,235

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

Note 2 - Continuation as a Going Concern

The accompanying financial statements are prepared assuming the Company will continue as a going concern. The Company generated an operating loss of $13,452 for the six months ended August 31, 2004. The Company incurred a decrease in assets of $5,518 during the six months ended August 31, 2004; net cash used in operating activities was $14,018. As of August 31, 2004, the Company had current assets of $2,045 and working capital of $(2,064). The Company will not generate any revenues or receive any cash inflows unless management's attempts to acquire an interest in a business entity which seeks the perceived advantages of a corporation which has a class of securities registered under the Exchange Act are successful. Accordingly, there is doubt about the Company's ability to continue in existence. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Note 3 - Basis of Presentation

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 29, 2004. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month and six month period(s) ended August 31, 2004 may not be indicative of the results that may be expected for the fiscal year ending February 28, 2005.

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

Note 6 - Issuance of Common Stock

In July 2004, 85,000 shares of the Company's common stock were issued, pursuant to the exercise of options granted in July 1999. Included in the 85,000 shares issued, 50,000 shares were issued to the President of the Company, and 25,000 shares were issued to the Principal Accounting Officer. These shares had an exercise price of $0.10.

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

Liquidity and Capital Resources

During the six months ended August 31, 2004, the Company had working capital of $(2,064), as compared to working capital of $2,888 at February 29, 2004, a decrease of $5,952. The decrease in working capital was primarily due to the Company's ongoing expense of reporting as required by the SEC, without any revenues or other cash inflows.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended August 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH OUTCOMES MANAGEMENT, INC.
("Registrant")

By:     /s/ Peter J. Zugschwert

Peter J. Zugschwert
Chairman and President
Chief Executive Officer

Date: October 15, 2004

By:     /s/ B. Marie Cooper

B. Marie Cooper
Principal Accounting Officer

Date: October 15, 2004