Form 10QSB
period 2004-11-30
HEALTH OUTCOMES MANAGEMENT INC
filed 2005-01-18
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended November 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]  Yes   [   ]  No

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, on January 15, 2005 was 9,872,720.

Transition Small Business Disclosure Format (check one):   [   ]  Yes   [X]  No

HEALTH OUTCOMES MANAGEMENT, INC.
Form 10-QSB for the Period Ended August 31, 2004

TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

Item 1.     Financial Statements

                 Consolidated Statements of Discontinued Operations - Three Months and Nine Months Ended November 30, 2004 and 2003
                 Consolidated Balance Sheets - November 30, 2004 and February 28, 2004
                 Consolidated Statements of Cash Flows - Nine Months Ended November 30, 2004 and 2003
                 Notes to Consolidated Financial Statements - November 30, 2004

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

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Discontinued Operations
(Unaudited)

Three Months Ended	Nine Months Ended
November 30,	November 30,
2004	2003	2004	2003

Net Sales	$0	$0	$0	$0
Cost of Goods Sold	0	0	0	0

Gross Profit	0	0	0	0
Operating Expenses:
General and Administrative	4,260	6,353	18,420	22,541

Total Operating Expenses	4,260	6,353	18,420	22,541
Operating Loss	(4,260)	(6,353)	(18,420)	(22,541)
Non-Operating Income (Expense):
Interest Expense	0	0	0	0
Other Income (Expense)	0	0	708	0

Total Non-Operating Inc (Exp)	0	0	708	0
Net Loss	$(4,260)	$(6,353)	$(17,712)	$(22,541)

Net Loss Per Share Data:
Basic and Diluted
Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Shares Used in Per Share Calculations	9,872,720	9,787,720	9,872,720	9,787,720

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

November 30, 2004	February 29, 2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$618	$7,563

Total Current Assets	618	7,563

TOTAL ASSETS	$618	$7,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$6,942	$4,675

Total Current Liabilities	6,942	4,675
Stockholders' Equity:
Common Stock, par value $0.01 per share: Authorized: 200,000,000 shares; Issued: Nov 2004-9,872,720; Feb 2004-9,787,720	98,727	97,877
Additional Paid-In Capital	4,837,798	4,830,148
Accumulated Deficit	(4,942,849)	(4,925,137)

Total Stockholders' Equity	(6,324)	2,888

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$618	$7,563

See Accompanying Notes to the Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

For the Periods Ended November 30,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(17,712)	$(22,541)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Prepaid Expenses	0	523
Increase (Decrease) in Accounts Payable	2,267	(5,020)

Net Cash Used in Operating Activities	(15,445)	(27,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	0	0

Net Cash Provided by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds Received on Convertible Notes Payable	0	20,000
Issuance of Common Stock	8,500	0

Net Cash Used in Financing Activities	8,500	20,000

Net Increase (Decrease) in Cash and Cash Equivalents	(6,945)	(7,038)
Cash and Cash Equivalents:
Beginning	7,563	26,365
Ending	$618	$19,327
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Conversion of Notes Payable to Common Stock	$0	$20,000

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

Note 2 - Continuation as a Going Concern

The accompanying financial statements are prepared assuming the Company will continue as a going concern. The Company generated an operating loss of $17,712 for the nine months ended November 30, 2004. The Company incurred a decrease in assets of $6,945 during the nine months ended November 30, 2004; net cash used in operating activities was $15,445. As of November 30, 2004, the Company had current assets of $618 and working capital of $(6,324). The Company will not generate any revenues or receive any cash inflows unless management's attempts to acquire an interest in a business entity which seeks the perceived advantages of a corporation which has a class of securities registered under the Exchange Act are successful. Accordingly, there is doubt about the Company's ability to continue in existence. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Note 3 - Basis of Presentation

The unaudited financial statements presented herein include the accounts of Health Outcomes Management, Inc. and Subsidiaries after elimination of material intercompany accounts and transactions. These statements do not include all of the information and note disclosures required by principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended February 29, 2004. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of the three month and nine month period(s) ended November 30, 2004 may not be indicative of the results that may be expected for the fiscal year ending February 28, 2005.

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

Note 7 - Subsequent Event

On December 22, 2004, Heath Outcome Management, Inc. ("HOMI") entered into a definitive Agreement and Plan of Merger with Hudson Securities Inc. ("Hudson"). Pursuant to the agreement, Hudson is to merge into Hudson Acquisition, Inc., a wholly owned subsidiary of HOMI, in exchange for shares of HOMI's common stock. Following the merger, current Hudson stockholders will own approximately 94% of HOMI's outstanding common stock and current HOMI stockholders will own approximately 6%.

The acquisition is conditioned upon completion of regulatory and other approvals of the transaction, and approval by Hudson's stockholders. Hudson, formerly known as Wien Securities Corp., is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers. It is a market maker in more than 5,000 securities and trades proprietarily and as agent for many broker- dealer and institutional clients.

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

On December 22, 2004, the Company entered into a definitive Agreement and Plan of Merger with Hudson Securities, Inc., a broker-dealer registered with the SEC. This acquisition is conditioned upon completion of regulatory and other approvals, including approval by Hudson's stockholders. For further information regarding this transaction, see Note 7 in the Notes to the Consolidated Financial Statements.

In the event this Agreement and Plan of Merger does not go through to completion, the Company will continue to follow through with its prior plan of operation, as stated below.

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

Liquidity and Capital Resources

At November 30, 2004, the Company had working capital of $(6,324), as compared to working capital of $2,888 at February 29, 2004, a decrease of $9,212. The decrease in working capital was primarily due to the Company's ongoing expense of reporting as required by the SEC, without any revenues or other cash inflows.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period ended November 30, 2004.

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

Item 6. Exhibits

*Indicates incorporation by reference

2.1* Agreement and Plan of Merger between Health Outcome Management, Inc. Hudson Acquisition, Inc and Hudson Securities, Inc. dated December 22, 2004 (Form 8-K, File Number 0-9587, dated 12/27/2004)
31.01 Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.02 Certification of Principal Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.01 Certification of Officers Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH OUTCOMES MANAGEMENT, INC.
("Registrant")

By:     /s/ Peter J. Zugschwert

Peter J. Zugschwert
Chairman and President
Chief Executive Officer

Date: January 15, 2005

By:     /s/ B. Marie Cooper

B. Marie Cooper
Principal Accounting Officer

Date: January 15, 2005