Form 10KSB
period 2005-02-28
HEALTH OUTCOMES MANAGEMENT INC
filed 2005-05-31
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]  Yes     [  ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

The issuer's revenues for the fiscal year ended February 28, 2005 were $0.

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $5,067,998 based upon the closing price of the Common Stock as reported on the OTC:BB on May 19, 2005.

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, on May 19, 2005 was 9,872,720.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (check one):  [  ] Yes   [X] No

HEALTH OUTCOMES MANAGEMENT, INC.
Form 10-KSB for the Year Ended February 28, 2005

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services
SIGNATURES

PART I

ITEM 1 - BUSINESS

Recent Developments

On May 3, 2005, Health Outcomes Management, Inc. (the "Company") completed the merger ("Merger") of its wholly-owned subsidiary, Hudson Acquisition Corp. with Hudson Securities, Inc. ("Hudson") a privately-held corporation, whereby Hudson was the surviving entity in the Merger and as such has become a wholly-owned subsidiary of the Company. In connection with the Merger, the former stockholders of Hudson now control the board of directors of the Company and 94.0% of the outstanding shares of common stock of the Company.

In connection with the Merger referred to above, the Company issued an aggregate of 154,672,671 shares ("Shares") of its restricted common stock to the former stockholders of Hudson. The issuance of the Shares was deemed to be exempt under Section 4(2) of the Securities Act. Each of the former stockholders of Hudson represented to the Company that: (a) it is acquiring the Shares for its own account for investment purposes only and not with a view towards resale or distribution, (b) it has no present intention to resell or otherwise dispose of all or any part of the Shares, (c) it is an "accredited investor" as the term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), (d) it is sophisticated in business and financial matters such as these, and (e) it was not solicited to participate in the Merger by any means of general soliciation or advertising.

The Company, through its wholly-owned subsidiary, acquired Hudson in exchange for 154,672,671 shares of its common stock, or 94.0% of the Company's outstanding capital stock, pursuant to the previously announced Agreement and Plan of Merger, dated December 22, 2004, which called for the clsoing of the transaction which occurred on May 3, 2005 ("Merger Agreement"). Additionally, pursuant to the terms and conditions of the Merger Agreement, on May 3, 2005, each of Stanford Baratz, Matthew Goldberg and Jonathan Gordon resigned as directors of the Company, and Peter Zugschwert, the sole executive officer of the Company, resigned each of his executive officer positions, including Chief Executive Officer, President and Secretary of the Company, but he remained as a director of the Company. Immediately thereafter, Martin Cunningham, Keith Knox and Mark Leventhal were appointed by Peter Zugschwert as the sole member of the Company's board of directors to fill the three vacancies on the Company's board, to serve until the next annual meeting of stockholders. On May 3, 2005, the board of directors appointed Martin Cunningham as Chief Executive Officer, Keith Knox as President and Secretary and Mark Leventhal as Executive Vice President of the Company.

Overview

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company assigned its rights to its Pharmaceutical Care software during the year 2001 to an outside entity. The Company received the right to royalties from future revenues generated by the sale of software licenses by this entity, at varying rates on gross revenues, through February 2007. To date, the Company has received no material royalties.

Employees

The Company has had no employees since November 1, 2001, but currently has two independent contractors.

ITEM 2 - PROPERTIES

The Company doesn't own or lease any facilities at this time.

ITEM 3 - LEGAL PROCEEDINGS

As of May 25, 2005, the Company was not involved in any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the OTC Bulletin Board Market (Over-The-Counter includes OTC and OTC:BB) under the symbol "HOMI". The following table sets forth the quarterly high and low reported last sales prices for the Company's Common Stock over the past two years.

	Period	High	Low
Fiscal 2005:	First Quarter	$0.10	$0.04
	Second Quarter	$0.07	$0.03
	Third Quarter	$0.55	$0.04
	Fourth Quarter	$0.40	$0.14
Fiscal 2004:	First Quarter	$0.02	$0.01
	Second Quarter	$0.03	$0.01
	Third Quarter	$0.10	$0.02
	Fourth Quarter	$0.09	$0.02

As of May 19, 2005, management believes that the number of share owner accounts of record was approximately 260, at which date the closing market price of the Company's common stock was $0.20 per share.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

As of November 1, 2001, the Company previously terminated all of its revenue generating operations and released all but two contractors, both of which are the executive officers.

Results of Operations

Comparison of Fiscal Year 2005 vs. Fiscal Year 2004

The Company had no revenue in 2005. Operational expenses were incurred in connection with the administration of the Company.

Comparison of Fiscal Year 2004 vs. Fiscal Year 2003

The Company had no revenue in 2004. Operational expenses were incurred in connection with the administration of the Company.

Liquidity and Capital Resources

The Company had working capital of ($8,693) compared to $2,888 for fiscal 2005 and 2004, respectively, a decrease of $11,581. The decrease in working capital was substantially due to the Company not having any influx of cash, yet continuing to pay ongoing administrative expenses.

The Company does not have commitments for any capital expenditures for the fiscal year 2006.

On May 3, 2005, Health Outcomes completed the Merger of its wholly-owned subsidiary, Hudson Acquisition Corp. with Hudson Securities, Inc. a privately-held corporation, whereby Hudson was the surviving entity in the Merger and as such has become a wholly-owned subsidiary of the Company. In connection with the Merger, the former stockholders of Hudson now control the board of directors of the Company and 94.0% of the outstanding shares of common stock of the Company.

In connection with the Merger referred to above, the Company issued an aggregate 154,672,671 shares of its restricted common stock to the former stockholders of Hudson. The issuance of the shares was deemed to be exempt under Section 4(2) of the Securities Act. Each of the former stockholders of Hudson represented to the Company that: (a) it is acquiring the shares for its own account for investment purposes only and not with a view towards resale or distribution, (b) it has no present intention to resell or otherwise dispose of all or any part of the shares, (c) it is an "accredited investor" as the term is defined in Regulation D promulgated under the Securities Act of 1933, as amended, (d) it is sophisticated in business and financial matters such as these, and (e) it was not solicited to participate in the Merger by any means of general solicitation or advertising.

The Company, through its wholly-owned subsidiary, acquired Hudson in exchange for 154,672,671 shares of its common stock, or 94.0% of the Company's outstanding capital stock, pursuant to the previously announced Agreement and Plan of Merger, dated December 22, 2004, which called for the closing of the transaction which occurred on May 3, 2005.

ITEM 7 - FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of February 28, 2005 and February 29, 2004
Consolidated Statements of Discontinued Operations for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003
Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003
Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003
Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of
Health Outcomes Management, Inc. and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying Consolidated Balance Sheets of Health Outcomes Management, Inc. and Subsidiaries as of February 28, 2005 and February 29, 2004 and the related Consolidated Statements of Discontinued Operations, Changes in Stockholders' Equity, and Cash Flows for each of the three years in the period ended February 28, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Outcomes Management, Inc. and Subsidiaries as of February 28, 2005 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2005, in conformity with accounting principles generally accepted in the United States.

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

Mayer Hoffman McCann P.C.
Certified Public Accountants
Minneapolis, Minnesota
May 25, 2005

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

Feb. 28, 2005	Feb. 29, 2004

ASSETS
Current Assets:
Cash and Cash Equivalents	$416	$7,563

Total Current Assets	416	7,563

TOTAL ASSETS	$416	$7,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$9,109	$4,675

Total Current Liabilities	9,109	4,675

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share; 2005: Authorized 200,000,000 shares; Issued 9,872,720 shares 2004: Authorized 200,000,000 shares; Issued 9,787,720 shares	98,727	97,877
Additional Paid-In Capital	4,837,798	4,830,148
Accumulated Deficit	(4,945,218)	(4,925,137)

Total Stockholders' Equity	(8,693)	2,888

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$416	$7,563

See Accompanying Notes to Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Discontinued Operations

For the Years Ended	Feb. 28, 2005	Feb. 29, 2004	Feb. 28, 2003

Net Sales	$-	$-	$363,055
Cost of Goods Sold	-	-	115,223

Gross Profit	-	-	247,832

Operating Expenses:
General and Administrative	20,081	34,871	66,996

Total Operating Expenses	20,081	34,871	66,996

Operating Loss	(20,081)	(34,871)	(66,996)

Non-Operating Expense:
Interest Expense	-	-	(747)

Total Non-Operating Expense	-	-	(747)

Net Loss	$	(20,081)	$	(34,871)	$	(67,743)

Net Loss Per Share Data:
Basic
Net Loss Per Share	$0.00	$0.00	$	(0.01)
Shares Used in Per Share Calculations	9,814,035	9,461,217		9,287,720
Diluted
Net Loss Per Share	$0.00	$0.00	$	(0.01)
Shares Used in Per Share Calculations	9,814,035	9,461,217		9,287,720

See Accompanying Notes to Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Years Ended	Feb. 28, 2005	Feb. 29, 2004	Feb. 28, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$	(20,081)	$	(34,871)	$	(67,743)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	-	-	9,709
Changes in Operating Assets and Liabilities, Net of Acquisitions
(Increase) Decrease in Prepaid Expenses	-	523	3,730
(Increase) Decrease in Other Current Assets	-	-	7,940
Increase (Decrease) in Accounts Payable	4,434	(4,454)	(3,069)
Increase (Decrease) in Other Current Liabilities	-	-	(199)

Net Cash Used In Operating Activities	(15,647)	(38,802)	(49,632)

Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments under Capital Lease Obligations	-	-	(5,924)
Proceeds from Convertible Debt	-	20,000	-
Proceeds from Issuance of Common Stock	8,500	-	-

Net Cash Provided By (Used In) Financing Activities	8,500	20,000	(5,924)

Net Decrease in Cash and Cash Equivalents	(7,147)	(18,802)	(55,556)
Cash and Cash Equivalents:
Beginning	7,563	26,365	81,921

Ending	$416	$7,563	$26,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid During the Year for Interest	$-	$-	$747
Non-Cash Financing Transactions:
Conversion of Debt to Equity (Note 8)	$-	$20,000	$-

See Accompanying Notes to Consolidated Financial Statements

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

Preferred Stock	Common Stock
Shares	Par Value	Shares	Par Value	Capital in Excess of Par	Accumulated Deficit	Total Stockholders' Equity

Balance - February 28, 2002	0	$-	9,287,720	$92,877	$4,815,148	$	(4,822,523)	$85,502

Net Loss							(67,743)	(67,743)

Balance - February 28, 2003	0	$-	9,287,720	$92,877	$4,815,148	$	(4,890,266)	$17,759
Issuance of Common Stock			500,000	5,000	15,000			20,000
Net Loss							(34,871)	(34,871)

Balance - February 29, 2004	0	$-	9,787,720	$97,877	$4,830,148	$	(4,925,137)	$2,888
Issuances of Common Stock			85,000	850	7,650			8,500
Net Loss							(20,081)	(20,081)

Balance - February 28, 2005	0	$-	9,872,720	$98,727	$4,837,798	$	(4,945,218)	$	(8,693)

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

The Company sold its assets to an unrelated party effective November 1, 2001, and has had no operations since that time.

The Company intends to acquire an interest in a business entity which desires the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. See Note 2 for additional information relating to the Company's continuation as a going concern.

On May 3, 2005, the Company completed the merger ("Merger") of its wholly-owned subsidiary, Hudson Acquisition Corp. with Hudson Securities, Inc. ("Hudson") a privately-held corporation, wherebyy Hudson was the surviving entity in the merger and as such has become a wholly-owned subsidiary of the Company. In connection with the Merger, the former stockholders of Hudson now control the board of directors of the Company and 94.0% of the outstanding shares of common stock of the Company (see Note 9).

Hudson Securities, Inc. is a registered broker-dealer of securities engaged in the business of providing investment banking, investment research, institutional trading, and retail brokerage services.

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for that period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during that period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options and warrants and conversion of preferred stock and convertible debt for all periods.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") released its final revised standard, Statement of Financial Accounting Standards ("SFAS") No. 123R ("SFAS 123R"), Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A publice entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the requisite service period will be recognized as compensation cost over that period. We have no outstanding liability based service awards. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as it is currently required. This requirement will also reduce net operating cash flows and increase net financing cash flows in periods after the effective date. Adoption of SFAS 123R is required for interim or annual periods beginning after June 15, 2005. Effective April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123R. This amendment extended the implementation to the beginning of the Company's next fiscal year instead of August 2005 quater. The adoption of SFAS 123R in the second quarter of 2006 will not have a material impact on our consolidated financial position, results of operations, or cash flow.

NOTE 2. Continuation as a Going Concern

The accompanying financial statements are prepared assuming the Company will continue as a going concern. The Company generated an operating loss of $20,081 during the year ended February 28, 2005. The Company incurred a decrease in assets of $7,147 during the year ended February 28, 2005; net cash used in operating activities was $15,647. As of February 28, 2005, the Company had current assets of $416 and working capital of ($8,693). The Company will not generate any revenues or receive any cash inflows unless management's attempts to acquire an interest in a business entity which seeks the perceived advantages of a corporation which has a class of securities registered under the Exchange Act are successful. Accordingly, there is doubt about the Company's ability to continue in existence. The financial statements do not include any adjustments that might result should the Company's be unable to continue as a going concern.

NOTE 3. Income Taxes

There was no income tax expense or benefit amounts recorded for 2005, 2004 or 2003.

The provisions for income taxes from continuing operations for the years ended February 28, 2005, February 29, 2004 and February 28, 2003 differs from the statutory federal tax rate applied as follows:

2004	2003	2002

Federal statutory tax rate	34%	34%	34%
State tax rate	2%	2%	2%
Change in valuation allowance	-36%	-36%	-36%

0%	0%	0%

Deferred taxes consist of the following:

2005	2004	2003

Deferred tax assets:
Capital leases	$ -	$ -	$ -
Net operating loss carryforwards	526,000	788,000	1,080,000

Gross deferred tax assets	526,000	788,000	1,080,000
Less valuation allowance	(526,000)	(788,000)	(1,080,000)

Net deferred tax assets	$ -	$ -	$ -

As of February 28, 2005, the Company had net operating loss carryforwards for tax reporting purposes of approximately $1,461,000, which expire beginning in 2005. Due to the nature of the merger with Hudson in fiscal year 2006 and the tax laws regarding the transaction, the net operation losses (NOLs) will be eliminated and will not be able to be utilized under any circumstances.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4. Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share:

2004	2003	2002

Net loss available to common stockholders for basic and diluted earnings per share	$	( 20,081	) $	( 34,871	) $	(67,743)
Denominator for basic income per share - weighted average common shares outstanding		9,814,035		9,461,217		9,287,720

Basic and diluted per share data: Net income (loss)	$0.00	$0.00	$	(0.01)

NOTE 5. Stockholders' Equity

Preferred Stock

The Company has authorized Series A, convertible preferred stock. All preferred shares are non-voting, receive no dividends, and have liquidation preference over the Company's common stock. All 1,000,000 preferred shares are unissued and are undesignated as of February 28, 2005.

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

No options were granted in 2003, 2004 or 2005.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5. Stockholders' Equity (continued)

Stock Option Plan (continued)

Information with respect to options for the Company's common shares is summarized as follows:

Incentive Options	Non-Qualified Options

Price Per	Stock	Wtd Avg	Stock	Wtd Avg
Share Range	Options	Exer Price	Options	Exer Price

Balance - February 28, 2002	$0.08	$0.97	-	309,300	$0.16
Cancelled	0.08	0.31	-	(75,000)	0.17

Balance - February 28, 2003	$0.10	$0.97	-	234,300	$0.16
Cancelled	0.10	0.10	-	(60,800)	0.10

Balance - February 29, 2004	$0.10	$0.97	-	173,500	$0.18
Exercised	0.10	0.10	-	(85,000)	0.10
Cancelled	0.10	0.10	-	(65,000)	0.10

Balance - February 28, 2005	$0.59	$0.97	-	23,500	$0.67

No options have been granted during the reported periods and all options outstanding were vested prior to the reporting periods and accordingly those disclosures are not presented.

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

2005	2004	2003

Pro forma net income (loss)	$(20,081)	$(34,871)	$(67,743)
Pro forma earnings per share	$0.00	$0.00	$(0.01)

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

In 2005 and 2003, the Company had no non-cash investing or financing activities.

In 2004, the Company entered into a promissory note with the President, Peter J. Zugschwert, in the amount of $20,000, convertible into shares of common stock at $0.04 per share. This note was converted to 500,000 shares of common stock.

NOTE 7. Sale of Pharmaceutical Care Software

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

NOTE 8. Related Party Transactions

On October 9, 2003, Peter J. Zugschwert, President, entered into a promissory note with the Company in the amount of $20,000, convertible into shares of common stock at $0.04 per share. This note was converted to 500,000 shares of common stock on October 25, 2003.

During 2005, Peter J. Zugschwert advanced the Company $8,000 in order to pay its currently maturing liabilities. This amount was repaid to him in May 2005 without interest. This amount is included under the caption Accounts Payable.

NOTE 9. Subsequent Event - Merger Transaction with Hudson Securities, Inc.

On May 3, 2005, Health Outcomes Management, Inc. (the "Company") completed the merger ("Merger") of its wholly-owned subsidiary, Hudson Acquisition Corp. with Hudson Securities, Inc. ("Hudson") a privately-held corporation, whereby Hudson was the surviving entity in the Merger and as such has become a wholly-owned subsidiary of the Company. In connection with the Merger, the former stockholders of Hudson now control the board of directors of the Company and 94.0% of the outstanding shares of common stock of the Company.

In connection with the Merger referred to above, the Company issued an aggregate of 154,672,671 shares ("Shares") of its restricted common stock to the former stockholders of Hudson. The issuance of the Shares was deemed to be exempt under Section 4(2) of the Securities Act. Each of the former stockholders of Hudson represented to the Company that: (a) it is acquiring the Shares for its own account for investment purposes only and not with a view towards resale or distribution, (b) it has no present intention to resell or otherwise dispose of all or any part of the Shares, (c) it is an "accredited investor" as the term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), (d) it is sophisticated in business and financial matters such as these, and (e) it was not solicited to participate in the Merger by any means of general soliciation or advertising.

The Company, through its wholly-owned subsidiary, acquired Hudson in exchange for 154,672,671 shares of its common stock, or 94.0% of the Company's outstanding capital stock, pursuant to the previously announced Agreement and Plan of Merger, dated December 22, 2004, which called for the clsoing of the transaction which occurred on May 3, 2005 ("Merger Agreement"). Additionally, pursuant to the terms and conditions of the Merger Agreement, on May 3, 2005, each of Stanford Baratz, Matthew Goldberg and Jonathan Gordon resigned as directors of the Company, and Peter Zugschwert, the sole executive officer of the Company, resigned each of his executive officer positions, including Chief Executive Officer, President and Secretary of the Company, but he remained as a director of the Company. Immediately thereafter, Martin Cunningham, Keith Knox and Mark Leventhal were appointed by Peter Zugschwert as the sole member of the Company's board of directors to fill the three vacancies on the Company's board, to serve until the next annual meeting of stockholders. On May 3, 2005, the board of directors appointed Martin Cunningham as Chief Executive Officer, Keith Knox as President and Secretary and Mark Leventhal as Executive Vice President of the Company.

HEALTH OUTCOMES MANAGEMENT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's CEO, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended February 28, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

In connection with the Merger described herein and as disclosed above, certain of the Company's officers and directors resigned from their positions in connection with the terms of the Merger Agreement and the following persons were elected as directors and officers of the Company:

Name	Age	Position with the Company

Martin Cunningham	45	Chief Executive Officer and Director
Keith Knox	46	President, Secretary and Director
Mark Leventhal	49	Executive Vice President and Director

Martin Cunningham has been a director of Hudson and has served as its Chief Executive Officer since 2004. From August 2003 until joining Hudson, Mr. Cunningham was an employee of Wien Securities, Inc. From February 2003 until August 2003, Mr. Cunningham was President of Wien Securities, Inc. From 1996 to December 2002, Mr. Cunningham was Senior Vice President and Head of Equity Trading at Schwab Capital Markets (formerly Mayer & Schweitzer).

Keith Knox has been a director of Hudson and has served as its President since 2004. From January 2003 until joining Hudson, Mr. Knox was a Vice President of Wien Securities, Inc. From 1984 to December 2002, Mr. Knox was a trader with Schwab Capital Markets (formerly Mayer & Schweitzer).

Mark Leventhal has been a director of Hudson and has served as its Executive Vice President since 2004. From January 2003 until joining Hudson, Mr. Leventhal was a Vice President of Wien Securities, Inc. From 1989 to December 2002, Mr. Leventhal was manager of NASDAQ Trading at Schwab Capital Markets (formerly Mayer & Schweitzer).

Peter Zugschwert resigned each of his executive officer positions with the Company effective as of May 3, 2005 in connection with the Merger, but remained a member of the Company's board of directors.

There are no family relationships among any of the Company's directors or executive officers.

The following table sets forth information regarding the Company's executive officers and directors as of February 28, 2005 (the Company's fiscal year end), each of which have resigned other than Peter J. Zugschwert, who remains a director:

Name	Age	Position

Peter J. Zugschwert	39	Former President, Former Chief Executive Officer and Director
Stanford M. Baratz	49	Former Director
Jonathan R. Gordon	54	Former Director
Matthew E. Goldberg	38	Former Director
B. Marie Cooper	37	Former Principal Accounting Officer and Former Controller

Business Experience

Peter J. Zugschwert, age 39, served as President of the Company from December 1997 through May 2005 and CEO of the Company from September 1997 to May 2005. Prior to joining the Company, he was the Senior Vice President of Operations for Baratz Financial, Inc. since June 1995.

Stanford M. Baratz, age 49, has been the President of Baratz Financial, Inc., a Minneapolis based private investment firm, since founding the company in 1994. Mr. Baratz served as a Director of the Company from September 1997 through May 2005.

Jonathan R. Gordon, age 54, is the President of JR Gordon, Ltd. Mr. Gordon is a Certified Public Accountant ("CPA") and has been the Controller of Cima Nano Tech, Inc. ("Cima") since January 2001. Prior to Cima, Mr. Gordon had a private accounting practice. Mr. Gordon served as a Director of the Company since September 1997 through May 2005.

Matthew E. Goldberg, age 38, has been the President of Stems and Vines, a chain of retail florist shops, since April 2003. From 1997 through March 2003, Mr. Goldberg was the President of InVision, a chain of retail eye ware stores. Mr. Goldberg served as a Director of the Company since September 1997 through May 2005.

B. Marie Cooper, age 37, joined the Company in April 1998 as its Principal Accounting Officer and Controller. In November 2002, Ms. Cooper became an independent contractor providing consulting services to the Company, as well as an employee in the accounting department of another company. Prior to joining the Company, Ms. Cooper was the Accounting Manager for Newcom Group, Inc. and its subsidiaries.

Committees and Meetings of the Board of Directors

The present standing committes and meetings of the Board of Directors are described below. The Board of Directors does not have a standing nominating committee.

The Board of Directors did not meet during the fiscal year ended February 28, 2005. The Board considered and acted on various matters, including the Agreement between the Company and Hudson, through written action rather than board meetings.

Audit Committee.Jonathan R. Gordon is the sole member of the Company's Audit Committee. Mr. Gordon is "independent," as that term is defined in Rule 4200(a)(15) of the NASD listing standards and is a "financial expert." The Board has not adopted a written charter for the Audit. The Audit Committee met once during the last fiscal year. The functions of the Audit Committee are to oversee the services provided by the Company's independent accounting firm, review the financial reports filed by the Company with the SEC, and review the Company's internal financial and accounting controls.

Nomination of Directors.The Board does not have a standing nominating committee. When necessary, the Board as a whole performs functions equivalent to that of a nominating committee. In that capacity, the Board has no charter. As the Company has had no operations over the last several years, no new Board members have been nominated for election to the Board. For this reason, (1) the Board has no policy with regard to the nomination of candidates recommended by security holders; (2) the Board has developed no specific minimum qualifications that it believes must be met by a Board-recommended nominee for a position on the Board; (3) the Board has developed no specific qualities or skills that it believes are necessary for a member of the Board to possess; and (4) the Board has no process for identifying and evaluating nominees for director. Three of the four members of the Board - Stanford M. Baratz, Matthew E. Goldberg, and Jonathan R. Gordon - are "independent," as that term is defined in Rule 4200(a)(15) of the NASD listing standards.

Compensation CommitteeThe Board does not have a standing compensation committee.

The Company's shareholders are welcom to send communications to the Board or any individual director c/o the Company, at 8311 Windbreak Trail N., St. Paul, Minnesota 55042. All such communications will be forwarded directly to the specified director or to the entire Board, as applicable. The members of the Board regularly attend the Company's annual meeting, when held. In the past several years, the Company has held annual meetings only upon shareholder request. The last such request was made in 2001, and all of the then-current members of the Board attended the resulting meeting in 2002.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS (continued)

Directors' Compensation

Each member of the Board receives, in lieu of cash compensation, 800 shares of the Company's common stock per meeting. In the past several years, the Board has acted through written action rather than through meetings.

In addition, in consideration for their services, each of the new directors elected at the Annual Meeting of Shareholders on September 19, 1997, was granted a 5-year option to purchase 10,000 shares of the Company's common stock exercisable at a price of $0.08 per share (the price of the Company's common stock on the day of their agreement to serve, if elected). This option expired on September 19, 2002.

During the fiscal year ended February 28, 2005, Board compensation totaled zero shares.

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

SUMMARY COMPENSATION TABLE

Long-Term Compensation
Awards	Payouts
Name and				Other Annual	Restricted Stock	Securities Underlying	LTIP	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Comp ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Comp ($)

Peter J. Zugschwert (1)	2005	-
President and CEO	2004	-
	2003	16,180	11,972 (2)

(1) Mr. Zugschwert has been Chairman of the Board of Directors since September 19, 1997. He has been President and CEO since December 9, 1997.
(2) During fiscal year 2003, Mr. Zugschwert was retained as a consultant to act as President of the Company. Mr. Zugschwert billed the Company $16,180 during fiscal year 2003. Of this amount, $11,972 was paid by the Company in cash and $4,208 remained due and payable at the end of fiscal year 2005.

Stock Options

The following tables set forth information concerning (1) individual grants of options to purchase Company common stock made to the named executive officer(s) during fiscal year 2005, and (2) individual exercises of stock options by the named executive officer(s) during fiscal 2005, as well as the number of options outstanding at the end of fiscal 2005 for the named executive officer(s).

(1) No options/SARs were granted to the Company's President and CEO during fiscal year 2005. The following table sets forth information concerning individual exercises of stock options by the President and CEO during fiscal year 2005, as well as the number of options outstanding at the end of fiscal 2005.

(2) AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES

Number of Securities Underlying Unexercised	Value of Unexercised In-the-Money
Options/SARs at Final Year-End (#)	Options/SARs at Fiscal Year-End ($)
	Shares Acquired	Value
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Peter J. Zugschwert	50,000	$- (1)	0	0	$-	$-

(1) Mr. Zugschwert exercised an option to purchase 50,000 shares of the Company's common stock at an exercise price of $0.10 per share (aggregate exercise price of $5,000) on June 21, 2004. The per share closing price of Health Outcomes Management's common stock on that date was $0.05 (aggregate value $2,500). Hence, Mr. Zugschwert realized no value upon exercise of such options.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of May 3, 2005, the Company's authorized capitalization consisted of 200,000,000 shares of common stock, par value $0.01 per share. As of May 3, 2005, there were 164,545,391 shares of common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of common stock entitles its holder to one vote on each matter submitted to the stockholder.

The following table sets forth, as of May 3, 2005, the number of shares of common stock of the Company owned by: (i) each person who is known by the Company to own of record or beneficially five percent (5%) or more of the Company's outstanding shares, (ii) each director of the Company, (iii) each of the executive officers, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.

COMMON STOCK
Name of	Number of Shares	Percent
Beneficial Owner (1)	Beneficially Owned (2)	of Class

Martin Cunningham	34,788,518	21.1%
Keith Knox	34,788,518	21.1%
Mark Leventhal	34,788,518	21.1%
Steve Winkler	34,788,518	21.1%
Peter Zugschwert	1,738,249	1.1%

All Officers and Directors as a Group (5 persons)	140,892,321	85.5%

(1) Unless otherwise indicated, the address of each person listed below is c/o Health Outcomes Management, Inc., 525 Washington Blvd, Suite 3600, Jersey City, NJ 07310.

(2) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual, or group, has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

The following table lists the beneficial owners and the number of shares owned by each of the officers and directors of the Company as of February 28, 2005 (the Company's fiscal year end):

COMMON STOCK
Name of	Number of Shares	Percent
Beneficial Owner (1)	Beneficially Owned (2)	of Class

Peter J. Zugschwert	1,738,249	17.6%
Stanford M. Baratz	249,800	2.5%
Jonathan R. Gordon	68,800	0.7%
B. Marie Cooper	26,500	0.3%
Matthew E. Goldberg	8,800	0.1%

All Officers and Directors as a Group (5 persons)	2,092,149	21.2%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two years, the Company entered into the following transactions with related parties:

On May 3, 2005, the Company authorized the issuance of 34,788,518 shares of its common stock to each of Martin Cunningham, Keith Knox, Mark Leventhal and Steve Winkler in connection with the Merger. Each of Martin Cunningham, Keith Knox, Mark Leventhal and Steve Winkler were the principal stockholders of Hudson prior to the Merger and therefore each individual had an interest in the Merger and the related transactions involving the Company and Hudson.

On October 9, 2003, the Company issued a promissory note in favoe of Peter J. Zugschwert, a director of the Company and its former President, Chief Executive Officer and Secretary, in the amount of $20,000, convertible into shares of common stock of the Company at $0.04 per share. This note was converted to 500,000 shares of common stock on October 25, 2003.

ITEM 13 - EXHIBITS

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

32.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Accounting Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*Indicated incorporation by reference

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Mayer Hoffman McCann P.C. ("MHM") served as the Company's independent auditors for the fiscal year ended February 28, 2005.

Audit Fees:  The MHM fees for the annual audit and the reviews of the financial statements included in the Company's Form 10-KSB and Forms 10-QSB for the 2005 fiscal year were $4,105 and $3,039, respectively. The MHM fees for the annual audit and the reviews of the financial statements included in the Company's Form 10-KSB and Forms 10-QSB for the 2004 were $4,494 and $1,764, respectively.

Audit-Related Fees:  There were no audit-related fees billed by MHM for the 2005 or 2004 fiscal years.

Tax Fees:There were no tax fees billed by MHM for the 2005 or 2004 fiscal years.

All Other Fees:  There were no other fees billed by MHM for the 2005 or 2004 fiscal years.

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

HEALTH OUTCOMES MANAGEMENT, INC.
("Registrant")

By:       /s/ Peter J. Zugschwert
           Peter J. Zugschwert
           Acting Principal Executive
           Officer and Director

           /s/ B. Marie Cooper
           B. Marie Cooper
           Acting Principal Accounting Officer

           /s/ Martin Cunningham
           Martin Cunningham
           Chief Executive Officer and Director

           /s/ Keith Knox
           Keith Knox
           President and Director

           /s/ Mark Leventhal
           Mark Leventhal
           Executive Vice President and Director

Date:   May 25, 2005