Form 10QSB
period 2005-06-30
HEALTH OUTCOMES MANAGEMENT INC
filed 2005-08-19
CIK 804157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2005

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-9587

                        HEALTH OUTCOMES MANAGEMENT, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

MINNESOTA                                                             41-1546471
---------                                                             ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

                        525 WASHINGTON BLVD., SUITE 3600
                          JERSEY CITY, NEW JERSEY 07310
          (Address of principal executive offices, including zip code)

                                 (201) 216-0100
                (Issuer's telephone number, including area code)

       FORMER ADDRESS - 8311 WINDBREAK TRAIL N., ST. PAUL, MINNESOTA 55042
                      FORMER FISCAL YEAR END - FEBRUARY 28
   (Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the Issuer's Common Stock, $.01 Par Value, on August 15, 2005, was 164,545,391 shares

Transitional Small Business Disclosure Format (check one): Yes | | No |X|

                        HEALTH OUTCOMES MANAGEMENT, INC.

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

                                                                     Page Number

Item 1. Financial Statements...................................................3
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................10
Item 3. Controls and Procedures...............................................12

PART II  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................13
Item 2. Changes in Securities and Small Business Issuer Purchases of
            Equity Securities; Unregistered Sales of Equity
            Securities and Use of Proceeds....................................13
Item 3. Defaults Upon Senior Securities.......................................13
Item 4. Submission of Matters to a Vote of Security Holders...................13
Item 5. Other Information.....................................................13
Item 6. Exhibits .............................................................14

Signatures....................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                            JUNE 30, 2005 (UNAUDITED)

ASSETS
   Cash                                                               $  246,241
   Receivable from broker-dealer                                       2,644,921
   Marketable securities owned at fair value                           2,720,543
   Furniture and equipment, net                                          136,263
   Other assets                                                          177,769
   Goodwill                                                            1,111,179
                                                                      ----------
Total Assets                                                          $7,036,916
                                                                      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
      Securities sold, but not yet purchased                          $  450,136
      Commissions payable                                                732,643
      Accrued expenses and other liabilities                             647,785
                                                                      ----------
           Total Liabilities                                           1,830,564
                                                                      ----------

   Commitments and contingencies                                             -0-

   Shareholders' equity:
      Common stock, $.01 par value, 200,000,000 shares
        authorized, 164,545,391 shares issued and outstanding          1,645,454
      Additional paid-in capital                                       3,054,457
      Retained earnings                                                  506,441
                                                                      ----------
        Total shareholders' equity                                     5,206,352
                                                                      ----------
Total Liabilities and Shareholders' Equity                            $7,036,916
                                                                      ==========


                                       3
            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                ----------------------------
                                                                    2005            2004
                                                                ------------    ------------
REVENUES:
   Trading                                                      $  4,112,271    $  6,940,008
   Interest and other income                                          16,323          42,968
                                                                ------------    ------------
TOTAL REVENUES                                                  $  4,128,594    $  6,982,976
                                                                ------------    ------------

EXPENSES:
   Salaries and related costs                                        682,192       1,037,524
   Commissions and clearing charges                                1,957,055       3,697,910
   Communications                                                  1,132,025       1,123,185
   Occupancy                                                         129,556         186,804
   Professional fees                                                 135,593         305,446
   Other                                                             239,386         365,140
                                                                ------------    ------------
TOTAL EXPENSES                                                  $  4,275,807    $  6,716,009
                                                                ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                   (147,213)        266,967
Provision for income taxes                                           (44,708)             --
                                                                ------------    ------------
NET (LOSS) INCOME                                               $   (102,505)   $    266,967
                                                                ============    ============

Earnings (loss) per share of common stock - Basic and Diluted   $        .00    $        .00

Weighted average shares outstanding - Basic and Diluted          164,545,391     141,034,632
                                                                ============    ============

SUPPLEMENTAL PRO FORMA DATA (NOTE B [6]):
   Income before income taxes as reported above                                 $    266,967
   Pro forma provision for income taxes                                              126,779
                                                                                ------------
PRO FORMA NET INCOME                                                            $    140,188
                                                                                ============


                                       4
            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                                                          ADDITIONAL
                                                    COMMON STOCK            PAID-IN        RETAINED
                                                 SHARES        AMOUNT       CAPITAL        EARNINGS        TOTAL
                                              -----------   -----------   -----------    -----------    -----------
BALANCE - MARCH 31, 2005                      154,672,671   $ 1,546,727   $ 3,153,184    $   608,946    $ 5,308,857

Shares deemed issued in connection with
Health Outcomes Management, Inc. merger and
recapitalization                                9,872,720        98,727       (98,727)

Net loss                                                                                    (102,505)      (102,505)
                                              -----------   -----------   -----------    -----------    -----------
BALANCE - JUNE 30, 2005                       164,545,391   $ 1,645,454   $ 3,054,457    $   506,441    $ 5,206,352
                                              ===========   ===========   ===========    ===========    ===========


                                       5
            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE THREE MONTHS
                                                                                   ENDED JUNE 30,
                                                                            ---------------------------
                                                                                2005            2004
                                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                        $  (102,505)    $   266,967
   Adjustments to reconcile net income to net cash used in
      operating activities:
         Depreciation and amortization                                           13,000          14,459
         Write-off of commissions receivable                                    142,978
         Changes in:
            Receivable from broker-dealer                                        78,483       4,576,461
            Marketable securities owned                                         335,150         418,021
            Other assets                                                         (2,216)         18,904
            Securities sold, but not yet purchased                             (194,196)       (593,793)
            Commissions payable                                                (174,532)     (1,472,867)
            Accrued expenses and other liabilities                             (145,298)       (424,458)
            Due to traders                                                           --         324,717
                                                                            -----------     -----------
               Net cash (used in) provided by operating activities          $   (49,136)    $ 3,128,411
                                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets
                                                                                     --          (9,127)
                                                                                            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to stockholders                                                             (2,906,435)
                                                                                            -----------
NET (DECREASE) INCREASE IN CASH                                                 (49,136)        212,849
Cash - beginning of year                                                        295,377         584,313
                                                                            -----------     -----------
CASH - END OF YEAR                                                          $   246,241     $   797,162
                                                                            ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                              $       -0-     $       -0-
      Income taxes                                                          $       -0-     $    13,046
   Noncash investing and financing activities:
      Shares deemed issued in connection with Health Outcomes Management
         Merger and recapitalization                                        $    98,727     $       -0-
      Stockholders' sale of 100% interest in common stock resulting in
         new basis of accounting                                            $       -0-     $ 1,111,179


                                       6
            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND OPERATIONS

Health Outcomes Management, Inc., is a non-operating public corporation, incorporated in Minnesota on February 5, 1986 (the "Company").

In December 2004, the Company entered into an agreement ("Agreement") and plan of merger with Hudson Securities, Inc. (formerly known as Wein Securities Corp.) ("Hudson"). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. Hudson is an introducing broker and clears all transactions through a clearing organization, on a fully disclosed basis, and is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 3, 2005, pursuant to the Agreement, the Company acquired 100% of the outstanding capital stock of Hudson. Under the terms of the Agreement, the stockholders of Hudson exchanged all of their issued and outstanding shares of common stock for 154,672,671 newly-issued shares of the Company's common stock (the "Exchange"). The 154,672,671 shares of the Company's common stock amounts to approximately 94% of the outstanding common shares. The Exchange, which gave the stockholders of Hudson control of the Company, represents a capital transaction for accounting purposes, or a "reverse merger" rather than a business combination. In connection therewith, the Company's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by the Company in the Exchange while Hudson's historical retained earnings was carried forward. The financial statements reflect the activities of Hudson for all periods presented.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation

The consolidated financial statements include the accounts of the Company its wholly-owned subsidiary Hudson. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2006. These condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the fiscal year ended March 31, 2005 included in the Company's Form 8-KA as filed with the Securities and Exchange Commission on August 19, 2005.

[2] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Equity instruments are valued using assumptions, which may vary significantly between periods.

[3] Future impact of recently issued accounting standards:

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect to enter into any transactions that would be affected by adopting SFAS 153.

[4] Securities transactions:

Hudson records transactions in securities and the related revenue and expenses on a trade-date basis. Securities owned and securities sold, but not yet purchased, are stated at market value with the resulting unrealized gains and losses reflected in net trading value. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management.

[5] Income taxes:

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more than likely that these deferred income tax assets will be realized.

Prior to November 1, 2004, the Company was taxed under the provisions of Subchapter "S" of the Internal Revenue Service Code ("Code") and the appropriate sections of the New Jersey Corporate Business Tax Law. Under those provisions, the Company did not pay federal corporate income taxes on its taxable income and paid New Jersey corporate income taxes at a reduced rate. The stockholders were liable for individual federal and state income taxes on their respective share of the Company's taxable income.

[6] Supplemental pro forma data:

The objective of the pro forma results of operations data is to show what the significant effects on the historical financial information would have been had Hudson not been treated as an S corporation for income tax purposes. For the three months ended June 30, 2004, the pro forma amount reflects an additional provision for income taxes computed as if the Company had been subject to federal and state taxes during the period April 1, 2004 through June 30, 2004.

[7] Cash:

For purposes of the statements of cash flows, the Company considers all highly liquid nvestments purchased with a maturity of three months or less to be a cash equivalent.

NOTE C - ACCRUED EXPENSES

As of June 30, 2005 accrued expenses consisted of the following:

Communications                         $316,989
Professional fees                        75,200
Commission and clearing                  60,656
Rent and related                         55,782
Income taxes                             16,800
Other accrued expenses                  122,358
                                       --------
      Total                            $647,785
                                       ========

NOTE D - NET CAPITAL REQUIREMENT

Hudson is subject to the Securities and Exchange Commission ("SEC") Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined in the rule, shall not exceed 15 to 1 (and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At June 30, 2005, Hudson had net capital of $3,348,734, which was $2,348,734, in excess of its required net capital of $1,000,000. The Company's percentage of aggregate indebtedness to net capital was 40.90% as of June 30, 2005.

NOTE E - SUBSEQUENT EVENT

On July 26, 2005, the shareholders of HOM approved a merger with Hudson Holding Corporation ("HHC") a newly formed Delaware corporation. HHC to be the surviving corporation, adopted on July 26, 2005, a Stock Option Plan (the "Plan"). Under the Plan, 2,000,000 options to acquire shares of common stock will be available for issuance to directors, employees, and other eligible individuals. Options granted under the Plan may be either qualified or nonqualified and no option shall be exercisable more than ten years after the date of grant.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis of financial condition and results of operation contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by such forward-looking statements. We cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

BUSINESS ENVIRONMENT

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability. In recent years, the U.S. securities markets have been very volatile, which has reduced trading volume and net revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and adversely affect our profitability. In periods of reduced market activity our profitability may also be affected because certain expenses, such as salaries, certain communications costs, and occupancy remain relatively fixed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

REVENUES:

Our revenues consist primarily of net trading revenues and commissions from U.S. equity securities transactions and market making activities. Trading revenue is derived from profits on purchases and sales of securities in which Hudson makes markets. In doing so, the firm exposes itself to market risk.

Total revenues for the three months ended June 30, 2005 were $4,128,594, a decrease of $2,854,382 or 41% as compared to revenue of $6,982,976 for the three months ended June 30, 2004. This decrease is attributable to the following factors:

      Trading: For the three months ended June 30, 2005, we earned $4,112,271 from trading, a decrease of $2,827,737 or 41% as compared to $6,940,008 for the three months ended June 30, 2004. This decrease in revenue is attributable to an overall reduction in trading volume and volatile market conditions.

      Interest and other income: For the three months ended June 30, 2005, we earned $16,323 in interest and other revenue, a decrease of $26,645 or 62% as compared to $42,968 for the three months ended June 30, 2004. This decrease was primarily attributable to underwriting income of $36,000 for the three month ended June 30, 2004 and -0- for the three months ended June 30, 2005.

EXPENSES:

Total expenses for the three months ended June 30, 2005 were $4,275,807, a decrease of $2,440,203 or 36% as compared to $6,716,009 for the three months ended June 30, 2004. This decrease is attributable to the following factors:

      Salaries and related costs: For the three months ended June 30, 2005, we incurred $682,192 of salaries and related costs, a decrease of $355,332 or 34% as compared to $1,037,524 of such costs for the three months ended June 30, 2004. This decrease in salaries and related costs is attributable to an overall reduction in trading revenue which in turn led to lower commission payouts to producers.

      Commissions and clearing charges: For the three months ended June 30, 2005, we incurred $1,957,055 of commissions and clearing charges, a decrease of $1,740,855 or 47% as compared to $3,697,910 for the three months ended June 30, 2004. This decrease in revenue is attributable to an overall reduction in trading volume, which results in lower commissions and clearing charges, and volatile market conditions.

      Communications: For the three months ended June 30, 2005, we incurred $1,132,025 of communications expenses, an increase of $8,840 or .79% as compared to $1,123,185 for the three months ended June 30, 2004. These costs have not changed significantly although trading volumes have decreased due to a large portion of fixed communications costs.

      Occupancy: For the three months ended June 30, 2005, we incurred $129,556 in occupancy costs, a decrease of $57,248 or 31% as compared to $186,804 for the three months ended June 30, 2004.

      Professional fees: For the three months ended June 30, 2005 we incurred $135,593 of professional fees, a decrease of $169,853 or 56% as compared to $305,446 for the three months ended June 30, 2004. This decrease is attributable to the elimination of services provided by trading and business consultants which amounted to approximately $174,000 of professional fee expense during the three months ended June 30, 2004.

      Other operating: For the three months ended June 30, 2005 we incurred $239,386 of other operating expenses, a decrease of $125,754 or 34% as compared to $365,140 for the three months ended June 30, 2004 as a results of higher registration fees and other miscellaneous expenses during the three months ended June 30, 2004.

      Provision for income taxes: For the three months ended June 30, 2005 we incurred an income tax benefit $44,708 due to the pretax net loss of $147,213. We did not incur income taxes for the three months ended June 30, 2004 because our operating subsidiary, Hudson Securities, Inc. ("Hudson") had been treated as an S-Corporation for federal and state tax purposes. Effective November 1, 2004, Hudson elected to be treated as a C-Corporation for federal and state income tax purposes.

NET INCOME (LOSS):

      Net Income (loss): As a result of the foregoing, our net loss amounted to $102,505 for the three months ended June 30, 2005, a decrease of $369,472 as compared to net income of $266,967 for the three months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had cash and cash equivalents of $246,241 and working capital was $3,781,141. Net cash used in operations was $49,136 for the three months ended June 30, 2005 primarily consisted of a net loss of $102,505, decreases in operating assets including receivable from broker-dealers ($78,483), marketable securities owned ($335,150), and commissions receivable ($142,978) and an increase in other assets ($2,216). Uses of cash also included reductions in operating liabilities including securities sold, but not yet purchased ($194,196), commissions payable ($174,532) and accrued expenses and other liabilities ($145,298).

In October and November 2004, our wholly-owned subsidiary, Hudson Securities, Inc., raised $1,305,450 through the sale of 483.5 units in a private placement. Each unit was sold for $2,700 and consisted of 2,000 shares of common stock and a five-year redeemable warrant to purchase 2,000 shares of our common stock at an exercise price of $1.85 per share and expires in 2009. All of the shares and warrants issued in such private placement were converted into shares of our common stock and warrants in connection with our acquisition of Hudson in May 2005.

Pursuant to the SEC's net capital rule, Hudson is currently required to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital, both as defined in the rule, shall not exceed 15 to 1. Such rule also prohibits "equity capital", including any subordinated loans, from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 or if we would have less than our minimum required net capital. Accordingly, our ability to repay any subordinated loans would be restricted under the net capital rule.

ITEM 3: CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time we experience routine litigation in the normal course of our business. We are not a party to any material legal proceedings and we do not believe that any pending litigation will cause a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 3, 2005, we completed the merger ("Merger") of our wholly-owned subsidiary, Hudson Acquisition Corp. with Hudson Securities, Inc. (`Hudson") a privately-held corporation, whereby Hudson was the surviving entity in the Merger and as such has become our wholly-owned subsidiary.

In connection with the Merger referred to above, we issued an aggregate of 154,672,671 shares ("Shares") of our restricted common stock to the former stockholders of Hudson.

The issuance of the Shares was deemed to be exempt under Section 4(2) of the Securities Act. Each of the former stockholders of Hudson represented to us that: (a) it is acquiring the Shares for its own account for investment purposes only and not with a view towards resale or distribution, (b) it has no present intention to resell or otherwise dispose of all or any part of the Shares, (c) it is an "accredited investor" as the term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"),
(d) it is sophisticated in business and financial matters such as these, and (e) it was not solicited to participate in the Merger by any means of general solicitation or advertising.

During the quarter ended June 30, 2005, we did not repurchase any of our equity securities. We do not currently have in place a repurchase program for the repurchase of our common stock, nor do we have any plans to implement a common stock repurchase program in the near future, if at all.

ITEM 3. DEFAULTS IN SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

APPOINTMENT OF CHIEF FINANCIAL OFFICER

On August 18, 2005, our board of directors unanimously approved the appointment of Michael Picone to serve as our Chief Financial Officer. Below is a description of Mr. Picone's background:

Mr. Picone began his career in public accounting and spent five years working for Arthur Andersen in their financial services practice. From December 1995 to June 1999, Mr. Picone was Chief Financial Officer of BBV Securities, Inc., the U.S. investment banking arm of Banco Bilboa Vizcaya Argentaria. From June 1999 through November 2001, Mr. Picone was CFO of Marsh & McLennan Securities Corp., the investment banking operations of March & McLennan and from to December 2001 to November 2002 worked in Marsh & McLennan's Global Compliance group as a consultant. From December 2002 to August 2003, Mr. Picone was Chief Operating Officer of A.B. Watley Group, Inc., a publicly-traded financial services holding company. From September 2003 to August 2005, Mr. Picone operated a consulting firm that provided financial and operational services to public companies and securities broker-dealers.

Mr. Picone received a B.S. degree in Accounting from C.W. Post College 1986. Mr. Picone is a Certified Public Accountant and member of the American Institute of Certified Public Accountants.

RESULTS OF SPECIAL MEETING

On July 26, 2005, we held a special meeting of our shareholders, whereby our shareholders were asked to vote on the following proposals:

1) To approve and adopt the Agreement and Plan of Merger and all transactions and developments contemplated by such agreement whereby Health Outcomes Management, Inc. will change the state of its incorporation from Minnesota to Delaware by merging with and into a newly formed Delaware corporation named Hudson Holding Corporation.

2) To vote to change the name of the Company from Health Outcomes Management, Inc. to Hudson Holding Corporation upon completion of the merger.

3) To vote to effect between a one-for-five (1-5) and a one-for-eight (1-8) reverse stock split in the discretion of the Board of Directors whereby stockholders will be entitled to receive between one share of common stock of Hudson Holding Corporation for every five shares of common stock of Health Outcomes Management, Inc. held by them and one share of common stock of Hudson Holding Corporation for every eight shares of common stock of Health Outcomes Management, Inc. held by them.

4) To vote to adopt the 2005 Stock Option Plan of Hudson Holding Corporation under which two million (2,000,000) shares of common stock of Hudson Holding Corporation will be available for grant.

5) To vote to increase the number of directors comprising the Board of Directors from four to seven.

Each of the proposals set forth above were approved by a majority of the number of shares of our common stock outstanding and entitled to vote thereon.

We intend to complete the merger with and into Hudson Holding Corporation, and in connection therewith each of the proposals approved at our special meeting, promptly after the filing of our amended Form 8-K/A, which will be amended to include the audited financial statements of our wholly-owned subsidiary Hudson Securities, Inc. for the fiscal year ended March 31, 2004.

ITEM 6. EXHIBITS.

31    Rule 13a-14(a)/15d-14(a) Certifications.

32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*

32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 19, 2005              By: /s/ Martin Cunningham
                                    ------------------------------
                                    Name: Martin Cunningham
                                    Title: Chief Executive Officer


Dated: August 19, 2005              By: /s/ Michael Picone
                                    ------------------------------
                                    Name: Michael Picone
                                    Title: Chief Financial Officer