Form 10QSB
period 2005-09-30
HUDSON HOLDING CORP
filed 2005-11-14
CIK 804157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2005

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-9587

                           HUDSON HOLDING CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                                              20-3766053
(State of incorporation)                    (I.R.S. Employer Identification No.)

                        525 WASHINGTON BLVD., SUITE 3600
                          JERSEY CITY, NEW JERSEY 07310
          (Address of principal executive offices, including zip code)

                                 (201) 216-0100
                (Issuer's telephone number, including area code)

                        HEALTH OUTCOMES MANAGEMENT, INC.
   (Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes |X|  No |_|

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).                                      Yes |_|  No |X|

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, on November 14, 2005, was 20,568,076 shares

Transitional Small Business Disclosure Format (check one):       Yes |_|  No |X|

                           HUDSON HOLDING CORPORATION

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION
                                                                     Page Number

Item 1.  Financial Statements..................................................3
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................10
Item 3.  Controls and Procedures..............................................14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15
Item 2.  Changes in Securities and Small Business Issuer Purchases of
         Equity Securities; Unregistered Sales of Equity Securities
         and Use of Proceeds..................................................15
Item 3.  Defaults Upon Senior Securities......................................15
Item 4.  Submission of Matters to a Vote of Security Holders..................15
Item 5.  Other Information....................................................16
Item 6.  Exhibits ............................................................16

Signatures....................................................................17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                         SEPTEMBER 30, 2005 (UNAUDITED)

ASSETS
   Cash                                                              $  276,742
   Receivable from broker-dealer                                      2,304,849
   Marketable securities owned at fair value                          3,255,889
   Furniture and equipment, net                                         146,234
   Other assets                                                         213,049
   Goodwill                                                           1,111,179
                                                                     ----------
Total Assets                                                         $7,307,942
                                                                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
      Securities sold, but not yet purchased                         $  779,549
      Commissions payable                                               778,465
      Accrued expenses and other liabilities                            484,101
                                                                     ----------
         Total Liabilities                                            2,042,115
                                                                     ----------
   Commitments and contingencies

   Stockholders' equity:
      Preferred stock, $.001 par value, 1,000,000 shares
         authorized, none issued
      Common stock, $.001 par value, 100,000,000 shares
         authorized, 20,568,076 shares issued and outstanding            20,568
      Additional paid-in capital                                      4,679,343
      Retained earnings                                                 565,916
                                                                     ----------
         Total stockholders' equity                                   5,265,827
                                                                     ----------
Total Liabilities and Stockholders' Equity                           $7,307,942
                                                                     ==========


                                       3
            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                              ---------------------------    ----------------------------
                                                  2005           2004            2005            2004
                                              ------------   ------------    ------------    ------------
REVENUES:
   Trading                                    $  4,195,915   $  4,070,581    $  8,308,186    $ 11,010,590
   Interest and other income                        10,973         24,945          27,296          67,913
                                              ------------   ------------    ------------    ------------
TOTAL REVENUES                                $  4,206,888   $  4,095,526    $  8,335,482    $ 11,078,503
                                              ------------   ------------    ------------    ------------
EXPENSES:
   Salaries and related costs                      681,174        569,523       1,363,366       1,607,047
   Commissions and clearing charges              1,822,591      2,069,289       3,779,646       5,767,200
   Communications                                1,043,424      1,076,251       2,175,448       2,199,436
   Occupancy                                       128,365        118,923         257,921         305,727
   Professional fees                               181,888        111,533         317,481         416,979
   Other                                           229,261        176,062         468,648         541,202
                                              ------------   ------------    ------------    ------------
TOTAL EXPENSES                                $  4,086,703   $  4,121,581    $  8,362,510    $ 10,837,591
                                              ------------   ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                  120,185        (26,055)        (27,028)        240,912
Provision for income taxes                          60,709             --          16,002              --
                                              ------------   ------------    ------------    ------------
NET INCOME (LOSS)                             $     59,476   $    (26,055)   $    (43,030)   $    240,912
                                              ============   ============    ============    ============
Earnings (loss) per share of common stock
   - Basic and Diluted                        $        .00   $        .00    $        .00    $        .01

Weighted average shares outstanding
   - Basic and Diluted                          20,568,076     17,639,953      20,568,174      17,634,669
                                              ============   ============    ============    ============
SUPPLEMENTAL PRO FORMA DATA (NOTE B [6]):
   Net (loss) income before income taxes as
     reported above                                          $    (26,055)                   $    240,912
   Pro forma provision for income taxes                            13,300                         140,079
                                                             ------------                    ------------
PRO FORMA NET (LOSS) INCOME                                  $    (39,355)                   $    100,833
                                                             ============                    ============


                                       4
            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                 COMMON STOCK         ADDITIONAL
                                           ------------------------     PAID-IN        RETAINED
                                             SHARES        AMOUNT       CAPITAL        EARNINGS        TOTAL
                                           ----------   -----------   -----------    -----------    -----------
BALANCE - MARCH 31, 2005                   19,334,084   $    19,334   $ 4,680,577    $   608,946    $ 5,308,857

Shares deemed issued in connection with
Health Outcomes Management, Inc. merger
and recapitalization                        1,233,992         1,234        (1,234)

Net loss                                           --            --            --        (43,030)       (43,030)
                                           ----------   -----------   -----------    -----------    -----------
BALANCE - SEPTEMBER 30, 2005               20,568,076   $    20,568   $ 4,679,343    $   565,916    $ 5,265,827
                                           ==========   ===========   ===========    ===========    ===========


                                       5
            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               -----------------------------
                                                                   2005             2004
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                           $    (43,030)    $    240,912
   Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
      Depreciation and amortization                                  28,000           28,918
         Write-off  of commissions receivable                       142,978
      Changes in:
         Receivable from broker-dealer                              418,555        6,662,381
         Marketable securities owned                               (200,196)       1,643,233
         Other assets                                               (37,496)          (4,831)
         Securities sold, but not yet purchased                     135,217         (738,825)
         Commissions payable                                       (128,710)      (1,494,712)
         Accrued expenses and other liabilities                    (308,982)        (584,894)
         Due to traders                                                  --          334,717
                                                               ------------     ------------
         Net cash provided by operating activities             $      6,336     $  6,086,899
                                                               ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                        (24,971)         (12,748)
                                                               ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to stockholders                                                  (6,223,834)
                                                                                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Exercise of stock options                                                             850
                                                                                ------------
NET (DECREASE) INCREASE IN CASH                                     (18,635)        (148,833)
Cash - beginning of year                                            295,377          584,313
                                                               ------------     ------------
CASH - END OF YEAR                                             $    276,742     $    435,480
                                                               ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                 $        -0-     $        -0-
      Income taxes                                             $        -0-     $        -0-
   Noncash investing and financing activities:
   Shares deemed issued in connection with Health
      Outcomes Management Merger and recapitalization          $     98,727     $        -0-
   Stockholders' sale of 100% interest in common stock
      resulting in new basis  of accounting                    $        -0-     $  1,111,179


                                       6
            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND OPERATIONS

On September 6, 2005 Health Outcomes Management (the "Company") was reincorporated in Delaware, changed its name to Hudson Holding Corporation and effectuated a one for eight stock split for all stockholders on record as of the close of business on June 13, 2005. All of the shares and per share amounts in the accompanying financial statements have been restated to give effect to the reverse stock split.

In December 2004, the Company entered into an agreement ("Agreement") and plan of merger with Hudson Securities, Inc. (formerly known as Wein Securities Corp.) ("Hudson"). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. Hudson is an introducing broker and clears all transactions through a clearing organization, on a fully disclosed basis, and is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 3, 2005, pursuant to the Agreement, the Company acquired 100% of the outstanding capital stock of Hudson. Under the terms of the Agreement, the stockholders of Hudson exchanged all of their issued and outstanding shares of common stock for 19,334,084 newly-issued shares of the Company's common stock (the "Exchange"). The 19,334,084 shares of the Company's common stock amounts to approximately 94% of the outstanding common shares. The Exchange, which gave the stockholders of Hudson control of the Company, represents a capital transaction for accounting purposes, or a "reverse merger" rather than a business combination. In connection therewith, the Company's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by the Company in the Exchange while Hudson's historical retained earnings was carried forward. The financial statements reflect the activities of Hudson for all periods presented.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Hudson. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2006. These condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the fiscal year ended March 31, 2005 included in the Company's Form 8-KA as filed with the Securities and Exchange Commission on August 19, 2005.

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

[6] Supplemental pro forma data:

The objective of the pro forma results of operations data is to show what the significant effects on the historical financial information would have been had Hudson not been treated as an S corporation for income tax purposes. For the three and six months ended September 30, 2004, the pro forma amount reflects an additional provision for income taxes computed as if the Company had been subject to federal and state taxes during the period April 1, 2004 through September 30, 2004.

[7] Cash:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be a cash equivalent.

NOTE C - ACCRUED EXPENSES AND OTHER LIABILITIES

As of September 30, 2005 accrued expenses and other liabilities consisted of the following:

                Communications                         $260,695
                Professional fees                         8,900
                Commission and clearing                  66,052
                Rent and related                         46,392
                Income taxes                             58,714
                Other accrued expenses                   43,348
                                                       --------
                   Total                               $484,101
                                                       ========

NOTE D - NET CAPITAL REQUIREMENT

Hudson is subject to the Securities and Exchange Commission ("SEC") Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined in the rule, shall not exceed 15 to 1 (and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At September 30, 2005, Hudson had net capital of $3,330,235, which was $2,330,235, in excess of its required net capital of $1,000,000. The Company's percentage of aggregate indebtedness to net capital was 37.06% as of September 30, 2005.

NOTE E - STOCK OPTION PLAN

On September 6, 2005, the Company adopted a stock option plan (the "2005 Plan") subject to stockholder approval for granting options to purchase up to 2,000,000 shares of common stock, pursuant to which employees, consultants, independent contractors, officers and directors are eligible to receive incentive and/or nonqualified stock options. Options granted under the 2005 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock shall in no event be less than 110% of the fair market value of the stock covered by the option at the time the option is granted and shall not be exercisable more than five years after date of grant. Options issued under the 2005 Plan will vest typically over either a three or four year period from the anniversary date of the grant.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

REVENUES:

Our revenues consist primarily of net trading revenues and commissions from U.S. equity securities transactions and market making activities. Trading revenue is derived from profits on purchases and sales of securities in which Hudson makes markets. In doing so, the firm exposes itself to market risk.

Total revenues for the three months ended September 30, 2005 were $4,206,888, an increase of $111,362 or 3% as compared to revenues of $4,095,526 for the three months ended September 30, 2004. This increase is attributable to the following factors:

      Trading: For the three months ended September 30, 2005, we generated revenues of $4,195,915 from trading, an increase of $125,334 or 3% as compared to $4,070,581 for the three months ended September 30, 2004. Revenue remained relatively flat when comparing these periods.

      Interest and other income: For the three months ended September 30, 2005, we earned $10,973 in interest and other revenue, a decrease of $13,972 or 56% as compared to $24,945 for the three months ended September 30, 2004. This decrease was primarily attributable to underwriting income of $21,800 for the three months ended September 30, 2004 as compared to -0- for the three months ended September 30, 2005 partially offset by an increase in interest income of approximately $7,800.

EXPENSES:

Total expenses for the three months ended September 30, 2005 were $4,086,703, a decrease of $34,878 or 20% as compared to $4,121,581 for the three months ended September 30, 2004. This decrease is attributable to the following factors:

      Salaries and related costs: For the three months ended September 30, 2005, we incurred $681,174 of salaries and related costs, an increase of $111,651 or 20% as compared to $569,523 of such costs for the three months ended September 30, 2004. This increase in salaries and related costs is primarily attributable to the addition of senior level administrative personnel during the three months ended September 30, 2005.

      Commissions and clearing charges: For the three months ended September 30, 2005, we incurred $1,822,591 of commissions and clearing charges, a decrease of $246,698 or 12% as compared to $2,069,289 for the three months ended September 30, 2004. This decrease is attributable to an overall reduction in trading volume which results in lower commissions and clearing charges.

      Communications: For the three months ended September 30, 2005, we incurred $1,043,424 of communications expenses, a decrease of $32,827 or 3% as compared to $1,076,251 for the three months ended September 30, 2004. These costs have not changed significantly primarily because a large portion of communications costs are fixed.

      Occupancy: For the three months ended September 30, 2005, we incurred $128,365 in occupancy costs, an increase of $9,442 or 8% as compared to $118,923 for the three months ended September 30, 2004.

      Professional fees: For the three months ended September 30, 2005 we incurred $181,888 of professional fees, an increase of $70,355 or 63% as compared to $111,533 for the three months ended September 30, 2004. This increase is primarily attributable to audit, legal and related fees in connection with the reverse merger and Form 8KA filing during the three months ended September 30, 2005.

      Other operating: For the three months ended September 30, 2005 we incurred $229,261 of other operating expenses, an increase of $53,199 or 30% as compared to $176,062 for the three months ended September 30, 2004 as a result of higher registration fees, travel and entertainment expenses, insurance, a write-off of an investment, and other miscellaneous expenses during the three months ended September 30, 2005.

      Provision for income taxes: For the three months ended September 30, 2005 we incurred income tax expense of $60,709 due to pretax net income of $120,185. We did not incur income taxes for the three months ended September 30, 2004 because Hudson had been treated as an S-Corporation for federal and state tax purposes. Effective November 1, 2004, Hudson elected to be treated as a C-Corporation for federal and state income tax purposes.

NET INCOME:

      Net Income: As a result of the foregoing, our net income amounted to $59,476 for the three months ended September 30, 2005, an increase of $85,531 as compared to the net loss of $26,055 for the three months ended September 30, 2004.

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

REVENUES:

Our revenues consist primarily of net trading revenues and commissions from U.S. equity securities transactions and market making activities. Trading revenue is derived from profits on purchases and sales of securities in which Hudson makes markets. In doing so, the firm exposes itself to market risk.

Total revenues for the six months ended September 30, 2005 were $8,335,482, a decrease of $2,743,021 or 25% as compared to revenue of $11,078,503 for the six months ended September 30, 2004. This decrease is attributable to the following factors:

      Trading: For the six months ended September 30, 2005, we generated revenues of $8,308,186 from trading, a decrease of $2,702,404 or 25% as compared to $11,010,590 for the six months ended September 30, 2004. This decrease in revenue is attributable to an overall reduction in trading volume and volatile market conditions.

      Interest and other income: For the six months ended September 30, 2005, we earned $27,296 in interest and other revenue, a decrease of $40,617 or 60% as compared to $67,913 for the six months ended September 30, 2004. This decrease was primarily attributable to underwriting income of $36,000 for the six months ended September 30, 2004 and -0- for the six months ended September 30, 2005.

EXPENSES:

Total expenses for the six months ended September 30, 2005 were $8,362,509, a decrease of $2,475,082 or 23% as compared to $10,837,591 for the six months ended September 30, 2004. This decrease is attributable to the following factors:

      Salaries and related costs: For the six months ended September 30, 2005, we incurred $1,363,366 of salaries and related costs, a decrease of $243,681 or 15% as compared to $1,607,047 of such costs for the six months ended September 30, 2004. This decrease in salaries and related costs is attributable to increased compensation costs incurred in connection with the purchase of Hudson in June 2004, partially offset by new employees higher during the six months ended September 30, 2005.

      Commissions and clearing charges: For the six months ended September 30, 2005, we incurred $3,779,646 of commissions and clearing charges, a decrease of $1,987,554 or 34% as compared to $5,767,200 for the six months ended September 30, 2004. This decrease is attributable to an overall reduction in trading revenue and volume, which results in lower commissions and clearing charges, and lower commission payouts to producers.

      Communications: For the six months ended September 30, 2005, we incurred $2,175,448 of communications expenses, a decrease of $23,988 or 1% as compared to $2,199,436 for the six months ended September 30, 2004. These costs have not changed significantly primarily because a large portion of communications costs are fixed.

      Occupancy: For the six months ended September 30, 2005, we incurred $257,921 in occupancy costs, a decrease of $47,806 or 16% as compared to $305,727 for the six months ended September 30, 2004.

      Professional fees: For the six months ended September 30, 2005 we incurred $317,481 of professional fees, a decrease of $99,498 or 24% as compared to $416,979 for the six months ended September 30, 2004. This decrease is attributable to the elimination of services provided by trading and business consultants during the six months ended September 30, 2004 partially offset by audit, legal and related fees in connection with the reverse merger and Form 8KA filing during the six months ended September 30, 2005.

      Other operating: For the six months ended September 30, 2005 we incurred $468,648 of other operating expenses, a decrease of $72,554 or 13% as compared to $541,202 for the six months ended September 30, 2004 primarily as a result of lower registration fees and office expense partially offset by higher advertising, travel and entertainment expenses and other miscellaneous expenses.

      Provision for income taxes: For the six months ended September 30, 2005 we incurred income tax expense of $16,002 due to the pretax net loss of $27,068 and addbacks of certain deductions non-allowable for income tax purposes. We did not incur income taxes for the six months ended September 30, 2004 because Hudson had been treated as an S-Corporation for federal and state tax purposes. Effective November 1, 2004, Hudson elected to be treated as a C-Corporation for federal and state income tax purposes.

NET INCOME (LOSS):

      Net Income (loss): As a result of the foregoing, our net loss amounted to $43,030 for the six months ended September 30, 2005, a change of $283,943 as compared to net income of $240,912 for the six months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had cash and cash equivalents of $276,742 and working capital was approximately $3,795,365. Net cash provided by operations was $6,336 for the six months ended September 30, 2005 primarily consisting of a net loss of $43,033, a decrease in operating assets - receivable from broker-dealers ($418,555), and increases in operating assets including marketable securities owned ($200,196), and commissions receivable ($142,978), and other assets ($37,496). Cash provided by operating activities also included an increase in securities sold, but not yet purchased ($135,217). Uses of cash included reductions in operating liabilities including commissions payable ($128,710) and accrued expenses and other liabilities ($308,982).

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2005, we are not a party to any material off-balance sheet arrangements.

ITEM 3:  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended September 30, 2005. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

In connection with the Merger referred to above, we issued an aggregate of 19,334,084 shares ("Shares") of our restricted common stock to the former stockholders of Hudson.

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

During the quarter ended September 30, 2005, we did not repurchase any of our equity securities. We do not currently have in place a repurchase program for the repurchase of our common stock, nor do we have any plans to implement a common stock repurchase program in the near future, if at all.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 26, 2005, we held a special meeting of our stockholders, whereby our stockholders were asked to vote on the following proposals:

1) To approve and adopt the Agreement and Plan of Merger and all transactions and developments contemplated by such agreement whereby Health Outcomes Management, Inc. will change the state of its incorporation from Minnesota to Delaware by merging with and into a newly formed Delaware corporation named Hudson Holding Corporation.

FOR                     AGAINST                 ABSTAIN
146,440,058             400                     265

2) To vote to change the name of the Company from Health Outcomes Management, Inc. to Hudson Holding Corporation upon completion of the merger.

FOR                     AGAINST                 ABSTAIN
146,430,058             10,000                  665

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

FOR                     AGAINST                 ABSTAIN
146,430,058             10,400                  265

4) To vote to adopt the 2005 Stock Option Plan of Hudson Holding Corporation under which two million (2,000,000) shares of common stock of Hudson Holding Corporation will be available for grant.

FOR                     AGAINST                 ABSTAIN
146,430,058             10,700                  55

5) To vote to increase the number of directors comprising the Board of Directors from four to seven.

FOR                     AGAINST                 ABSTAIN
146,430,058             10,400                  1,050

ITEM 5.  OTHER INFORMATION.

Effective November 10, 2005, Michael Picone resigned as our Chief Financial Officer and Keith Knox, our President, has been appointed by our board of directors to act as our Principal Accounting Officer.

ITEM 6.  EXHIBITS.

31    Rule 13a-14(a)/15d-14(a) Certifications.

32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*

32.2 Certification by the Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements.*

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


Dated: November 14, 2005       By: /s/ Martin Cunningham
                                   ---------------------
                               Name:  Martin Cunningham
                               Title: Chief Executive Officer


Dated: November 14, 2005       By: /s/ Keith Knox
                                   ---------------------
                               Name:  Keith Knox
                               Title: President and Principal Accounting Officer