Form 10QSB
period 2005-12-31
HUDSON HOLDING CORP
filed 2006-02-10
CIK 804157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2005

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-9587

                           HUDSON HOLDING CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                                              20-3766053
--------                                                              ----------
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

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, on February 10, 2006, was 27,149,860 shares

Transitional Small Business Disclosure Format (check one):        Yes |_| No |X|

                           HUDSON HOLDING CORPORATION

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

                                                                     Page Number

Item 1. Financial Statements...................................................3
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................10
Item 3. Controls and Procedures...............................................15

PART II  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................16
Item 2. Changes in Securities and Small Business Issuer Purchases of
          Equity Securities; Unregistered Sales of Equity Securities
          and Use of Proceeds.................................................16
Item 3. Defaults Upon Senior Securities.......................................16
Item 4. Submission of Matters to a Vote of Security Holders...................16
Item 5. Other Information.....................................................17
Item 6. Exhibits .............................................................17

Signatures....................................................................17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           HUDSON HOLDING CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                          DECEMBER 31, 2005 (UNAUDITED)

ASSETS
   Cash                                                                  $  173,916
   Receivable from broker-dealer                                          1,604,519
   Marketable securities owned at fair value                              3,505,208
   Furniture and equipment, net                                             273,640
   Other assets                                                             305,433
   Goodwill                                                               1,111,179
                                                                         ----------
Total Assets                                                             $6,973,895
                                                                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
      Securities sold, but not yet purchased                             $  569,483
      Commissions payable                                                   817,173
      Accrued expenses and other liabilities                                591,922
                                                                         ----------
           Total Liabilities                                              1,978,578
                                                                         ----------

   Commitments and contingencies

   Stockholders' equity:
        Preferred stock, $.001 par value, 1,000,000 shares authorized, none issued
      Common stock, $.001 par value, 100,000,000 shares authorized,
        20,568,076 shares issued and outstanding                             20,568
      Additional paid-in capital                                          4,679,343
      Retained earnings                                                     295,406
                                                                         ----------
        Total stockholders' equity                                        4,995,317
                                                                         ----------

Total Liabilities and Stockholders' Equity                               $6,973,895
                                                                         ==========


                                       3
            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           HUDSON HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            DECEMBER 31,                    DECEMBER 31,
                                                    ----------------------------    ----------------------------
                                                        2005            2004            2005            2004
                                                    ------------    ------------    ------------    ------------
REVENUES:
   Trading                                          $  3,155,490    $  4,812,058    $  9,992,819    $ 14,876,443
   Commissions                                           562,039         330,456       2,032,895       1,276,661
   Interest and other income                               8,480          36,420          35,777         104,333
                                                    ------------    ------------    ------------    ------------
TOTAL REVENUES                                      $  3,726,009    $  5,178,934    $ 12,061,491    $ 16,257,437
                                                    ------------    ------------    ------------    ------------
EXPENSES:
   Salaries and related costs                            688,115         714,580       2,051,481       2,321,627
   Commissions and clearing charges                    1,525,613       2,418,339       5,305,260       8,185,539
   Communications                                      1,209,653       1,123,673       3,385,101       3,323,110
   Occupancy                                             125,906         129,306         383,827         435,033
   Professional fees                                     126,994         105,735         444,475         522,715
   Other                                                 389,838         259,824         858,486         810,340
                                                    ------------    ------------    ------------    ------------
TOTAL EXPENSES                                      $  4,066,119    $  4,751,457    $ 12,428,630    $ 15,598,364
                                                    ------------    ------------    ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES                       (340,110)        427,477        (367,139)        659,073
Provision for income taxes                               (69,600)        171,000         (53,599)        161,684
                                                    ------------    ------------    ------------    ------------
NET (LOSS) INCOME                                   $   (270,510)   $    256,477    $   (313,540)   $    497,389
                                                    ============    ============    ============    ============
(Loss) earnings per share of common stock
  - Basic and Diluted                               $       (.01)   $        .01    $       (.02)   $        .03

Weighted average shares outstanding
  - Basic and Diluted                                 20,568,076      18,693,447      20,568,076      17,985,259
                                                    ============    ============    ============    ============
SUPPLEMENTAL PRO FORMA DATA (NOTE B [6]):
  Net income after income taxes as reported above                   $    256,477                    $    497,389
  Pro forma (benefit) provision for income taxes                          (9,900)                        130,179
                                                                    ------------                    ------------
PRO FORMA NET INCOME                                                $    266,377                    $    367,210
                                                                    ============                    ============


                                       4
            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           HUDSON HOLDING CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

                                                 COMMON STOCK          ADDITIONAL
                                          -------------------------     PAID-IN        RETAINED
                                             SHARES        AMOUNT       CAPITAL        EARNINGS        TOTAL
                                          -----------   -----------   -----------    -----------    -----------
BALANCE - MARCH 31, 2005                   19,334,084   $    19,334   $ 4,680,577    $   608,946    $ 5,308,857

Shares deemed issued in connection with
Health Outcomes Management, Inc. merger     1,233,992         1,234        (1,234)
and recapitalization

Net loss                                                                                (313,540)      (313,540)
                                          -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 2005                20,568,076   $    20,568   $ 4,679,343    $   295,406    $ 4,995,317
                                          ===========   ===========   ===========    ===========    ===========


                                       5
            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           HUDSON HOLDING CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                        --------------------------
                                                                            2005           2004
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                    $  (313,540)   $   497,389
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation and amortization                                          47,137         85,345
      Changes in:
        Receivable from broker-dealer                                     1,118,885      6,611,654
        Marketable securities owned                                        (449,515)      (820,460)
        Other assets                                                         13,098         43,384
        Securities sold, but not yet purchased                              (74,849)      (478,095)
        Commissions payable                                                 (90,002)    (1,216,294)
        Accrued expenses and other liabilities                             (201,160)      (354,586)
        Due to traders                                                                     300,717
                                                                        -----------    -----------
         Net cash provided by operating activities                           50,054      4,669,054
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                              (171,515)       (35,200)
    Sale of common stock                                                         --      1,305,450
    Exercise of stock options                                                    --            850
                                                                        -----------    -----------
            Net cash (used in) provided by investing activities            (171,515)     1,271,100
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to stockholders                                                  --     (6,223,834)
                                                                        -----------    -----------
NET (DECREASE) INCREASE IN CASH                                            (121,461)      (283,680)
Cash - beginning of period                                                  295,377        584,313
                                                                        -----------    -----------
CASH - END OF PERIOD                                                    $   173,916    $   300,633
                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                          $     3,363    $       -0-
      Income taxes                                                      $    23,105    $       -0-
   Noncash investing and financing activities:
   Shares deemed issued in connection with Health
      Outcomes Management merger and recapitalization                   $     1,234    $       -0-
   Stockholders' sale of 100% interest in common stock
      resulting in new basis of accounting                              $       -0-    $ 1,111,179


                                       6
            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           HUDSON HOLDING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND OPERATIONS

On September 6, 2005 Health Outcomes Management, Inc. (the "Company") was reincorporated in Delaware, changed its name to Hudson Holding Corporation and effectuated a one for eight stock split for all stockholders on record as of the close of business on June 13, 2005. All of the shares and per share amounts in the accompanying financial statements have been restated to give effect to the reverse stock split.

In December 2004, the Company entered into an agreement ("Agreement") and plan of merger with Hudson Securities, Inc. (formerly known as Wein Securities Corp.) ("Hudson"). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc ("NASD"). Hudson is an introducing broker and clears all transactions through a clearing organization, on a fully disclosed basis, and is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 3, 2005, pursuant to the Agreement, the Company acquired 100% of the outstanding capital stock of Hudson. Under the terms of the Agreement, the stockholders of Hudson exchanged all of their issued and outstanding shares of common stock for 19,334,084 newly-issued shares of the Company's common stock (the "Exchange"). The 19,334,084 shares of the Company's common stock amounted to approximately 94% of the outstanding common shares at the time of the Exchange. The Exchange, which gave the stockholders of Hudson control of the Company, represents a capital transaction for accounting purposes, or a "reverse merger" rather than a business combination. In connection therewith, the Company's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by the Company in the Exchange while Hudson's historical retained earnings was carried forward. The financial statements reflect the activities of Hudson for all periods presented.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Hudson. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2006. These condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto for the fiscal year ended March 31, 2005 included in the Company's Form 8-KA as filed with the Securities and Exchange Commission on August 19, 2005.

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

[3] Future impact of recently issued accounting standards:

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which replaces SFAS 123 and supersedes APB Opinion No.
25. Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly will be adopted by the Company in the first quarter of fiscal year 2007. SFAS 123(R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective beginning in October 1, 2006 and is not expected to have a significant impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that the adoption of this Statement in 2006 will have a material impact on the Company's financial position or results of operation.

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

[6] Supplemental pro forma data:

The objective of the pro forma results of operations data is to show what the significant effects on the historical financial information would have been had Hudson not been treated as an S corporation for income tax purposes. For the three and nine months ended December 31, 2004, the pro forma amount reflects an additional provision for income taxes computed as if the Company had been subject to federal and state taxes during the period April 1, 2004 through October 31, 2004.

[7] Cash:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be a cash equivalent.

NOTE C - ACCRUED EXPENSES AND OTHER LIABILITIES

As of December 31, 2005 accrued expenses and other liabilities consisted of the following:

                 Communications                       $ 303,442
                 Travel & entertainment                  41,887
                 Rent and related                        34,402
                 Professional fees                       22,000
                 Other accrued expenses                 190,191
                                                      ---------
                          Total                       $ 591,922
                                                      =========

NOTE D - NET CAPITAL REQUIREMENT

Hudson is subject to the Securities and Exchange Commission ("SEC") Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined in the rule, shall not exceed 15 to 1 (and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At December 31, 2005, Hudson had net capital of $2,775,750, which was $1,775,750, in excess of its required net capital of $1,000,000. The Company's percentage of aggregate indebtedness to net capital was 51% as of December 31, 2005.

NOTE E - STOCK OPTION PLAN

On September 6, 2005, the Company adopted a stock option plan (the "2005 Plan") for granting options to purchase up to 2,000,000 shares of common stock, pursuant to which employees, consultants, independent contractors, officers and directors are eligible to receive incentive and/or nonqualified stock options. Options granted under the 2005 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock shall in no event be less than 110% of the fair market value of the stock covered by the option at the time the option is granted and shall not be exercisable more than five years after date of grant. Options issued under the 2005 Plan will vest typically over either a three or four year period from the anniversary date of the grant.

NOTE F - SUBSEQUENT EVENT

On January 10, 2006, the Company sold 6,581,784 shares of its common stock (the "Securities") for $2,000,000. After completion of the sale, the Securities represent approximately 24.24% of the Company's issued and outstanding shares of common stock. There were no underwriting discounts or commissions paid in connection with the sale of the Securities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

REVENUES:

Our revenues consist primarily of net trading revenues and commissions from U.S. equity securities transactions and market making activities. Trading revenue is derived from profits on purchases and sales of securities in which Hudson makes markets. In doing so, the firm exposes itself to market risk. Commissions are derived from agency transactions.

Total revenues for the three months ended December 31, 2005 were $3,726,009, a decrease of $1,452,925 or 28% as compared to revenues of $5,178,934 for the three months ended December 31, 2004. This decrease is attributable to the following factors:

      Trading: For the three months ended December 31, 2005, we generated revenues of $3,155,490 from trading, a decrease of $1,656,568 or 34% as compared to $4,812,058 for the three months ended December 31, 2004. This decrease in revenue is attributable to an overall reduction in trading volume and volatile market conditions.

      Commissions: For the three months ended December 31, 2005, we earned $562,039 in commissions, an increase of $231,583 or 70% as compared to $330,456 for the three months ended December 31, 2004. This increase is attributable to additional personnel dedicated to our commission business.

      Interest and other income: For the three months ended December 31, 2005, we earned $8,480 in interest and other revenue, a decrease of $27,940 or 77% as compared to $36,420 for the three months ended December 31, 2004. This decrease was primarily attributable to underwriting income of $29,200 for the three months ended December 31, 2004 as compared to -0- for the three months ended December 31, 2005.

EXPENSES:

Total expenses for the three months ended December 31, 2005 were $4,066,119, a decrease of $685,338 or 14% as compared to $4,751,457 for the three months ended December 31, 2004. This decrease is attributable to the following factors:

      Salaries and related costs: For the three months ended December 31, 2005, we incurred $688,115 of salaries and related costs, a decrease of $26,465 or 4% as compared to $714,580 of such costs for the three months ended December 31, 2004.

      Commissions and clearing charges: For the three months ended December 31, 2005, we incurred $1,525,613 of commissions and clearing charges, a decrease of $892,726 or 37% as compared to $2,418,339 for the three months ended December 31, 2004. This decrease is attributable to an overall reduction in trading volume and trading revenue which results in lower commissions and clearing charges and lower payouts to traders.

      Communications: For the three months ended December 31, 2005, we incurred $1,209,653 of communications expenses, an increase of $85,980 or 8% as compared to $1,123,673 for the three months ended December 31, 2004 primarily as a result of increased quotation expenses.

      Occupancy: For the three months ended December 31, 2005, we incurred $125,906 in occupancy costs, a decrease of $3,400 or 3% as compared to $129,306 for the three months ended December 31, 2004. Occupancy costs were consistent, however, during December 2005, the Company closed one of its branch offices.

      Professional fees: For the three months ended December 31, 2005 we incurred $126,994 of professional fees, an increase of $21,259 or 20% as compared to $105,735 for the three months ended December 31, 2004. This increase is primarily attributable to audit, legal and related fees in connection with the reverse merger into a publicly traded company.

      Other operating: For the three months ended December 31, 2005 we incurred $389,838 of other operating expenses, an increase of $130,014 or 50% as compared to $259,824 for the three months ended December 31, 2004 primarily as a result a regulatory fine of $142,500 relating to years 2004 and prior.

      Provision for income taxes: For the three months ended December 31, 2005 we had an income tax benefit of $69,600 due to the pretax net loss of $340,110 as compared to income tax expense of $171,000 on pretax income of $427,477 for the three months ended December 31, 2004. We did not incur income taxes for the month of October 2004 because Hudson had been treated as an S-Corporation for federal and state tax purposes. Effective November 1, 2004, Hudson elected to be treated as a C-Corporation for federal and state income tax purposes.

NET (LOSS) INCOME:

      Net (Loss) Income: As a result of the foregoing, our net loss amounted to $270,510 for the three months ended December 31, 2005, a change of $526,987 as compared to net income of $256,477 for the three months ended December 31, 2004.

NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

REVENUES:

Our revenues consist primarily of net trading revenues and commissions from U.S. equity securities transactions and market making activities. Trading revenue is derived from profits on purchases and sales of securities in which Hudson makes markets. In doing so, the firm exposes itself to market risk. Commissions are derived from agency transactions.

Total revenues for the nine months ended December 31, 2005 were $12,061,491, a decrease of $4,195,946 or 26% as compared to revenue of $16,257,437 for the nine months ended December 31, 2004. This decrease is attributable to the following factors:

      Trading: For the nine months ended December 31, 2005, we generated revenues of $9,992,819 from trading, a decrease of $4,883,624 or 33% as compared to $14,876,443 for the nine months ended December 31, 2004. This decrease in revenue is attributable to an overall reduction in trading volume and volatile market conditions.

      Commissions: For the nine months ended December 31, 2005, we earned $2,032,895 in commissions, an increase of $756,234 or 59% as compared to $1,276,661 for the nine months ended December 31, 2004. This increase is attributable to additional personnel dedicated our commission business.

      Interest and other income: For the nine months ended December 31, 2005, we earned $35,777 in interest and other revenue, a decrease of $68,556 or 66% as compared to $104,333 for the nine months ended December 31, 2004. This decrease was primarily attributable to underwriting income of $87,708 for the nine months ended December 31, 2004 as compared to $6,825 for the nine months ended December 31, 2005 partially offset by an increase in interest income of approximately $12,000.

EXPENSES:

Total expenses for the nine months ended December 31, 2005 were $12,428,630, a decrease of $3,169,734 or 20% as compared to $15,598,364 for the nine months ended December 31, 2004. This decrease is attributable to the following factors:

      Salaries and related costs: For the nine months ended December 31, 2005, we incurred $2,051,481 of salaries and related costs, a decrease of $270,146 or 12% as compared to $2,321,627 of such costs for the nine months ended December 31, 2004. This decrease in salaries and related costs is attributable to higher compensation costs incurred in connection with the purchase of Hudson in June 2004, partially offset by new employee hires during the nine months ended December 31, 2005.

      Commissions and clearing charges: For the nine months ended December 31, 2005, we incurred $5,305,260 of commissions and clearing charges, a decrease of $2,880,279 or 35% as compared to $8,185,539 for the nine months ended December 31, 2004. This decrease is attributable to an overall reduction in trading volume and trading revenue, which results in lower commissions and clearing charges and lower commission payouts to traders.

      Communications: For the nine months ended December 31, 2005, we incurred $3,385,101 of communications expenses, an increase of $61,991 or 2% as compared to $3,323,110 for the nine months ended December 31, 2004. These costs have not changed significantly, primarily because a large portion of communications costs are fixed.

      Occupancy: For the nine months ended December 31, 2005, we incurred $383,827 in occupancy costs, a decrease of $51,206 or 12% as compared to $435,033 for the nine months ended December 31, 2004. This decrease is primarily attributable to the Company closing two branch offices in 2004.

      Professional fees: For the nine months ended December 31, 2005 we incurred $444,475 of professional fees, a decrease of $78,240 or 15% as compared to $522,715 for the nine months ended December 31, 2004. This decrease is attributable to the elimination of services provided by trading and business consultants during the nine months ended December 31, 2004 partially offset by audit, legal and related fees in connection with the reverse merger during the nine months ended December 31, 2005.

      Other operating: For the nine months ended December 31, 2005 we incurred $858,486 of other operating expenses, a decrease of $48,146 or 6% as compared to $810,340 for the nine months ended December 31, 2004 primarily as a result of lower registration fees and office expense partially offset by a regulatory fine of $142,500 relating to years 2004.

      Provision for income taxes: For the nine months ended December 31, 2005 we had an income tax benefit of $53,599 due to the pretax net loss of $367,139 as compared to income tax expense of $161,684 on pretax income of $659,073 for the nine months ended December 31, 2004. We did not incur income taxes for the period April 1, 2004 though October 31, 2004, because Hudson had been treated as an S-Corporation for federal and state tax purposes. Effective November 1, 2004, Hudson elected to be treated as a C-Corporation for federal and state income tax purposes.

NET (LOSS) INCOME:

      Net (Loss) Income: As a result of the foregoing, our net loss amounted to $313,540 for the nine months ended December 31, 2005, a change of $810,929 as compared to net income of $497,389 for the nine months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had cash and cash equivalents of $173,916 and working capital was approximately $3.3 million. Net cash provided by operations was $50,054 for the nine months ended December 31, 2005 primarily consisting of a net loss of $313,540, decreases in operating assets - receivable from broker-dealers ($1,118,885) and other assets ($13,098) and an increase in operating assets including marketable securities owned ($449,515). Cash provided by operating activities also included a decrease in securities sold but not yet purchased ($74,849), commissions payable ($90,002) and accrued expenses and other liabilities ($201,160). Uses of cash also included purchases of fixed assets in the amount of $171,515.

On January 10, 2006, the Company sold 6,581,784 shares of its common stock (the "Securities") to a private investor in exchange for $2,000,000 in cash. After completion of the sale, the Securities represent approximately 24.24% of the Company's issued and outstanding shares of common stock. There were no underwriting discounts or commissions paid in connection with the sale of the Securities. The Company intends to use the proceeds for technology, working capital and general corporate purposes.

In October and November 2004, our wholly-owned subsidiary, Hudson Securities, Inc., raised $1,305,450 through the sale of 483.5 units in a private placement. Each unit was sold for $2,700 and consisted of 3,526 shares of common stock and a five-year redeemable warrant to purchase 3,526 shares of our common stock at an exercise price of $1.05 per share and expires in 2009. All of the shares and warrants issued in such private placement were converted into shares of our common stock and warrants in connection with our acquisition of Hudson in May 2005.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2005, we were not a party to any material off-balance sheet arrangements.

ITEM 3: CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended December 31, 2005. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 10, 2006, the Company sold 6,581,784 shares of its common stock (the "Securities") to a private investor in exchange for $2,000,000 in cash. The private investor represented to the Company that at the time of the Company's sale of the Securities to such investor that he was an "accredited investor" as that term is defined in Section 501(a) of the Securities Act of 1933, as amended (the "Act"). The Securities were sold pursuant to exemption from registration under Section 4(2) of the Act. After completion of the sale, the Securities represent approximately 24.24% of the Company's issued and outstanding shares of common stock. There were no underwriting discounts or commissions paid in connection with the sale of the Securities. The Company intends to use the proceeds for technology, working capital and general corporate purposes.

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

During the quarter ended December 31, 2005, we did not repurchase any of our equity securities. We do not currently have in place a repurchase program for the repurchase of our common stock, nor do we have any plans to implement a common stock repurchase program in the near future, if at all.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

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


Dated: February 10, 2006                  By: /s/ Martin Cunningham
                                              ------------------------
                                          Name:  Martin Cunningham
                                          Title: Chief Executive Officer


Dated: February 10, 2006                  By: /s/ Keith Knox
                                              ---------------------------
                                          Name:  Keith Knox
                                          Title: President and Principal
                                                 Accounting Officer