Form 10KSB
period 2006-03-31
HUDSON HOLDING CORP
filed 2006-06-29
CIK 804157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                         Commission file number: 0-9587

                           HUDSON HOLDING CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                            20-3766053
   ---------------------------------                         -------------------
     (State or Other Jurisdiction                             (I.R.S. Employer
   of Incorporation or Organization)                         Identification No.)

   525 Washington Blvd., Suite 3600
        Jersey City, New Jersey                                     07310
----------------------------------------                     -------------------
(Address of Principal Executive Offices)                         (Zip Code)

         Issuer's telephone number, including area code: (201) 216-0100

Documents Incorporated By Reference:  None

Check whether the issuer is not required to file reports pursuant to Section B or 15(d) of the Exchange Act |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year: $20,227,649

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,663,500 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the last sale price on the OTC Bulletin Board reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 16, 2006, the Registrant had 27,149,860 shares of its Common Stock, $0.001 par value, issued and outstanding.

          Transitional Small Business Disclosure Format Yes |_| No |X|

                           HUDSON HOLDING CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I ..................................................................      1
FORWARD-LOOKING STATEMENTS ..............................................      1
ITEM 1.DESCRIPTION OF BUSINESS ..........................................      1
ITEM 2.DESCRIPTION OF PROPERTIES ........................................     17
ITEM 3.LEGAL PROCEEDINGS ................................................     17
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............     17

PART II .................................................................     18
ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .........     18
ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ........     19
ITEM 7.FINANCIAL STATEMENTS .............................................     24
ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE .........................................     24
ITEM 8A.CONTROLS AND PROCEDURES .........................................     24
ITEM 8B OTHER INFORMATION ...............................................     25

PART III ................................................................     26
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ...............     26
ITEM 10. EXECUTIVE COMPENSATION .........................................     29
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT, AND RELATED STOCKHOLDER MATTERS ....................     30
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................     31
ITEM 13. EXHIBITS .......................................................     32
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES .........................     33
SIGNATURES ..............................................................     34
FINANCIAL STATEMENTS ....................................................    F-1

                                     PART I

                                INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Annual Report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This Form 10-KSB Annual Report contains forward-looking statements, including statements regarding, among other things, (a) our projected revenues and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," as well as in other sections of this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

ITEM 1. DESCRIPTION OF BUSINESS

Organization

Hudson Holding Corporation ("Holding"), is a holding company and is the parent of its wholly owned subsidiary Hudson Securities, Inc. ("Hudson"), (collectively the "Company"). Hudson (formerly Wien Securities Corp. ("Wien")) is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). The Company has offices in New Jersey and Florida.

In January 2003, the stockholders of Wien entered into an agreement whereby they granted certain new employees (the "Trading Group") an option to acquire 51% of the outstanding shares of Wien's common stock ("51% Option") from Wien's stockholders. Upon the exercise of the 51% Option, the Trading Group would be entitled to purchase the remaining outstanding shares of Wien's common stock within six months, pending NASD approval of the transfer of Wien's common stock.

In May 2004 the Wien stockholders and the Trading Group amended the agreement, which changed the 51% Option to a 100% option. Wien received NASD approval for this transaction and on June 30, 2005 the Trading Group consummated the purchase of all of the outstanding shares of Wien's common stock. Subsequently, on July 21, 2004 Wien formed a wholly owned subsidiary named Hudson Capital Markets, Inc. ("HCMI"), which was organized in the state of Delaware. On July 31, 2004, Wien was merged into HCMI, with HCMI becoming the survivor ("HCMI Merger") and the name was changed to Hudson Securities, Inc.

In December 2004, Hudson entered into an Agreement and Plan of Merger (the "Agreement") with Health Outcomes Management, Inc. ("HOM"), a non-operating public company. On May 3, 2006, under the terms of the Agreement, Hudson's stockholders exchanged all of their shares of common stock and warrants for shares of HOM common stock (the "Exchange"). The HOM shares that were issued represented 94% of HOM's outstanding interest at the time of this exchange. In connection with the legal form of this transaction, Hudson became a wholly owned subsidiary of HOM. On September 6, 2005, HOM changed its name to Hudson Holding Corporation and effectuated a one for eight reverse stock split for all stockholders of record as of the close of business on June 13, 2005. For financial reporting purposes, the Exchange represents a capital transaction of Hudson or a "reverse merger" rather than a business combination.

Operations

Hudson is a member of the National Association of Securities Dealers and insured by the Securities Investor Protection Corporation. Hudson is a market maker trading more than 7,000 securities quoted on the NASDAQ stock market, the OTC Bulletin Board, and the National Quotation Bureau's Pink Sheets, and specializes in providing liquidity in less liquid, difficult to trade stocks. Hudson has been in business since 1984.

As a market maker, Hudson provides its customers with order executions. When customers come to Hudson seeking to buy or sell securities, the firm works to satisfy the customers' needs, either by finding counterparties willing to trade with the customers (obtaining liquidity) or, where appropriate, by taking the other side of the trades, thereby providing liquidity by purchasing or selling the securities itself. In a sense, liquidity is the product that Hudson sells to its customers.

Hudson's customers are firms that require liquidity to complete stock trades, funds whose investment decisions call for shifts into or out of certain stocks, retail customers, professional traders who want to establish or liquidate their positions, and other retail brokerage firms whose individual investor clients wish to buy or sell securities. By trading with Hudson, its customers are able to obtain liquidity.

Providing trade executions generates two types of revenue for Hudson, commission revenue and trading revenue.

Commission revenue comes from the fees that Hudson charges its customers for executing their orders, generally a fixed price per share traded. Revenue may vary with the number and size of Hudson's customers and with their level of trading activity. Commission revenue is free of market risk for Hudson since Hudson acts as an agent and does not take any proprietary security positions.

Trading revenue is derived from the profit and loss associated with purchases and sales of securities for Hudson's trading account, for securities in which Hudson makes markets. In doing so, the firm itself is at risk to changes in stock prices. Trading profits are obtained by paying less to buy shares for its own account than the firm receives for selling those shares. Because the price for which the firm is willing to purchase shares (its "bid" price) is always less than the price at which it would then sell those shares (its "ask" price), trading with a customer presents a market maker with an opportunity to capture the difference between these prices (the "bid-ask spread") provided it can find a contra-party with whom to trade in the same security before the stock price moves against the trader. Finding a counter party to take the other side of a trade can be challenging, and failure to find a counter party at the right price or time can lead to a loss.

Competitive Advantages

Hudson believes that it differentiates itself by the stocks it trades and by the customers it serves. While many of the firm's competitors emphasize NASDAQ National Market stocks, Hudson focuses on providing liquidity in difficult-to-trade stocks, including shares quoted on the OTC Bulletin Board and Pink Sheets and second tier and Small-Cap NASDAQ stocks. At a time when much of the industry is shifting toward serving institutional customers, Hudson's strategy is to maintain and grow existing relationships with retail firms while seeking to attract new customers from among other retailers that the firm's competitors neglect.

Technology

Hudson maintains a multi-tier connectivity network to receive customers' orders, to monitor the markets, and to communicate with trading partners. Hudson's traders have the ability to trade all U.S. equities, using Sungard's BRASS order management system to process incoming orders and its UMA market access system and the NASDAQ Level III system to enter orders. These systems interface with Goldman Sachs Execution & Clearing, L.P. (Hudson's clearing broker) to ensure trades are processed. The firm's Jersey City and Boca Raton offices are in constant communication and can serve as back-up for one another in case of system failures.

Hudson has migrated to Sungard's "dedicated complex" on which Hudson can run its UMA, US and BRASS servers. The facility is capable of executing trades at peak rates of approximately triple the current average rate. Its complete implementation will also allow Sungard to be more responsive to Hudson's needs, providing the ability to make changes to the system during trading hours, and it will facilitate the addition of a dedicated FIX-protocol communications server, which will simplify the setup of new customer connections. The FIX server is expected to be operational by the third quarter of 2006.

Future Products and Services

Hudson is actively seeking to expand into complementary businesses, both by developing new product/service offerings that will be valuable to the firm's existing customers and by entering into strategic partnerships with related businesses that can increase its number of new customers. The firm hopes to develop a niche in the investment banking business catering to small to mid-size companies, however, there can be no assurance that we will be successful. The firm also intends to begin trading listed securities. There can be no assurance that we will meet our goal. Strategic partnership candidates include boutique investment banking and money management firms. It may be necessary to acquire new businesses or hire experienced personnel to effectuate plans in these areas, none of which have been identified to date.

The Market

Hudson focuses on attracting orders from retail brokerage firms and buy-side institutions, such as mutual funds, hedge funds and trusts.

Market makers' main customers are retail brokers and institutions that require order executions for varieties of stocks, from widely traded issues, like those of S&P 500 and NASDAQ 100 companies, to less liquid securities such as NASDAQ Small-Cap, Bulletin Board, and Pink Sheet stocks.

While offering liquidity across a broad range of stocks to both institutional and retail brokerage customers, Hudson intends to focus its resources on increasing the firm's market share as a liquidity provider to retail brokerage firms and on specializing in less liquid issues.

Management believes that retail order-entry firms are being neglected in the increasing competition among market makers for institutional customers, offering the firm an opportunity to increase its presence in that segment. Schwab Capital Markets' purchase of Soundview and Goldman Sachs' recent elimination of market making for broker-dealer flow are indicative of the industry's focus on institutional business. Meanwhile, particularly as large competitors decrease their commitment to the market making business in light of recent "lean years," lucrative retail brokerage customers may be interested in investigating alternative relationships, presenting Hudson with an opportunity to attract such customers. By establishing a large pool of retail orders, management believes that the firm will ultimately be better positioned to attract buy-side institutional firms in search of liquidity.

By focusing on less liquid stocks, the firm avoids some of the fiercest competition among market makers and other liquidity providers such as Electronic Crossing/Communication Networks (ECN's). At the same time, Hudson provides a less available service, finding a firm willing to fill an order for little-known pink sheet stocks. However, trading less liquid issues exposes firms to greater price volatility and thus greater risk. There is less investor interest in trading such securities, but the wider spreads have greater profit potential. Hudson trades many of the most active NASDAQ National Market stocks, and by focusing on smaller issues management hopes to appeal to retail brokers in need of liquidity while maximizing the firm's profit potential.

Industry Analysis

Historically, a handful of market makers have accounted for most of the shares traded. Retail brokers and institutions prefer to have relationships with (and communication links to) more than one market-maker. This engenders competition among market makers, inducing them to offer fast executions, favorable prices, payment for order flow, liquidity, research, convenience, and trustworthiness.

Industry Participants

Over the last several years there has been a rapid consolidation in the market making industry, as global financial corporations that entered the business near the height of the market in the late 1990's subsequently scaled back, as the market (and trading volumes and profits) retreated. While 200+ "market makers" are currently registered to trade bulletin board stocks*, we believe that many choose to register as market makers for technical reasons, and only a handful of these firms (including Hudson) actively compete to fill orders from retail brokers' customers. Historically, two of the largest market makers, Knight Equity Markets and UBS Securities, dominate the market, accounting for a majority of NASDAQ, OTC Bulletin Board and Pink Sheet volume.

* according to http://www.otcbb.com/dynamic/tradingdata/MarketMakersPositions/ MMakersdata.htm

Competition

Market making can be viewed by some as a commodity business, with participants all offering prompt executions of customer orders. But in an industry where everyone sells (or buys) identical shares of stock, there are criteria whereby market makers manage to distinguish themselves from their competition. Factors on which market makers compete include execution quality (speed and price), payment for orderflow, securities traded and available liquidity, research, service, ease of use and relationships.

Many of our competitors have greater financial, technical and personnel resources than Hudson. We compete with over 200 market makers, and specifically with Knight Trading Group and UBS Securities, two of the largest market makers. Our ability to continue to compete with other market makers will depend on our financial resources, trading ability, and our ability to provide other complementary services to our clients.

To help attract new customers, the firm is striving to increase the list of securities available for trading. Since the beginning of 2003, Hudson began making markets in 1,200 additional NASDAQ stocks. In addition, the firm will soon have the ability to begin trading NYSE and AMEX stocks that are dually listed on NASDAQ. Management is committed to expanding the list even more going forward, particularly with the future deployment of the firm's automated trading system.

Future Growth

In addition to growing its market making business, the firm also intends to enter other (related) business lines, as discussed below. Management believes that entering other related businesses will help reduce earnings fluctuations. In addition, management hopes that the introduction of related business lines will help the firm to attract new customers to its market making business. The firm intends to pursue both organic growth and acquisitions to meet this goal, although there can be no assurance that management will meet these goals.

Furthermore, management is considering building a retail brokerage business driven by independent sales representatives. The firm would offer brokerage business necessities (office space, trading and clearing systems, statement generation) to retail brokers who prefer not to work in the traditional brokerage environment. Brokers would be allowed wide latitude in deciding how to best service their customers (subject to relevant industry rules). With such a division, in addition to adding a potentially profitable business, Hudson would effectively create a new customer for its market making services.

Government Regulation

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Company is registered as a broker-dealer with the SEC and certain state securities divisions. Much of the regulation of broker-dealers has been delegated to self-regulated organizations, principally the NASD, Nasdaq and national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct regular and periodic examinations of our operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. The Company is also subject to oversight by the U.S. Department of Labor in connection with our benefit plans.

Significant legislation, rule-making and market structure changes have occurred over the last five years that have had an impact on the Company. First, decimalization was introduced in January 2001 in NYSE and AMEX listed securities, and in Nasdaq markets in April 2001. Decimalization, combined with the one-penny minimum price increment, has had a dramatic reduction in average spreads, which in turn has had a profound effect on our profitability. Second, in 2002 Nasdaq launched SuperMontage, a Nasdaq routing and execution system. SuperMontage transformed Nasdaq from a quote-driven market to a full-order-driven market as quotes and orders are treated the same. Under SuperMontage, market makers and ECNs are able to show trading interest at five different price levels, allowing investors to see individual and aggregated interest across all market participants at the National Best Bid or Offer ("NBBO") and four additional layers above or below the NBBO. Third, the introduction of SuperMontage, which is not used by all market participants, and the increase in trading of Nasdaq-listed securities by other exchanges has created market fragmentation. This lack of linkage between market centers has resulted in an increase in locked and crossed markets, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. Fourth, the U.S. Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, requires the implementation and maintenance of internal practices, procedures and controls which will increase our costs and may subject us to regulatory inquiries, claims or penalties. Lastly, the Sarbanes-Oxley Act of 2002 has led to sweeping changes in corporate governance. This far reaching legislation has significantly affected public companies by enacting provisions covering corporate governance, board of directors and audit committee structure, management and control structure, new disclosure requirements, oversight of the accounting profession and auditor independence. The SEC also responded by, among other things, requiring chief executive officers and chief financial officers of public companies to certify the accuracy of certain financial reports and other SEC filings.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, other U.S. and state governmental regulatory authorities, or the NASD. Our business, financial condition and operating results also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities.

Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker-dealers.

The NASD and Net Capital Requirements

Regulatory bodies, including the NASD, are charged with safeguarding the integrity of the securities and with protecting the interests of investors participating in those markets. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

The SEC, NASD and various other regulatory agencies have rigid rules, including the maintenance of specific levels of net capital by securities brokers and dealers pursuant to the SEC's Uniform Net Capital Rule 15c3-1 with which the Company must comply. As of March 31, 2006, the Company had total net capital of $5,454,995, which is $4,454,995 in excess of the Company's minimum net capital requirement of $1,000,000.

Additionally, the Company is subject to periodic, routine finance and operations reviews by the NASD staff and state securities divisions. It should be noted that the Company has a disciplinary record with the NASD and fines have been levied against the Company for violations that occurred during the tenure of the prior management. Given the NASD's policy of progressive disciplinary actions, this prior record could adversely impact the Company if we are cited for additional violations. On May 5, 2006, the NASD levied a fine of $72,500 against the Company related to examinations and reviews conducted during the 2003 and 2004 calendar years.

Employees

As of June 16, 2006, we employed 78 individuals. Of the 78 employees, 3 are in management, 35 are in trading, 23 are in sales, 2 are in compliance, 7 are in technology and 8 are in administration. We believe that our relations with our employees are good. None of our employees are represented by a union or any collective bargaining agreement.

Corporate Information

Our principal offices are located at 525 Washington Boulevard, 46th Floor, Jersey City, New Jersey 07310 (111 Pavonia Avenue, 15th Floor, Jersey City, New Jersey 07310 after approximately September 1, 2006) and our telephone number is
(201) 216-0100. Our corporate website is http://www.hudsonholdingcorp.com. The information on our website is not incorporated by reference to this annual report.

Risk Factors

An investment in our securities is extremely risky. You should carefully consider the following risks, in addition to the other information presented in this annual report before deciding to purchase our securities. If any of the following risks actually materialize, our business and prospects could be seriously harmed, the price and value of our securities could decline and you could lose all or part of your investment.

Risks Related to Our Business

Stock market volatility and other securities industry risks have adversely affected our business.

Substantially all of our revenues are derived from securities market activities. As a result, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have been very volatile, which has reduced trading volume and net revenues. The tightening of credit, the terrorist attacks in the United States on September 11, 2001, the invasion of lraq in 2003 and other events have also resulted in substantial market volatility and accompanying reductions in trading volume and net revenues. In addition, any general economic downturn would adversely affect trading volumes and net revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and adversely affect our profitability.

We are subject to market exposure.

We conduct our market-making activities predominantly as principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities we purchase or to repurchase securities we sell in such transactions. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry, which might result in higher trading losses than would occur if our positions and activities were less concentrated. The success of our market-making activities primarily depends upon our ability to attract order flow, the skill of our personnel, general market conditions, the amount of, and volatility in, our quantitative market-making and program trading portfolios, effective hedging strategies, the price volatility of specific securities and the availability of capital. To attract order flow, we must be competitive on price, size of securities positions traded, liquidity offerings, order execution, technology, reputation and client relationships and service. In our role as a market maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to match the quotes other market makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities.

Our future operating results may fluctuate significantly.

We may experience significant variation in our future results of operations. These fluctuations may result from, among other things:

o introductions of or enhancements to market-making services by us or our competitors;
o the value of our securities positions and our ability to manage the risks attendant thereto;
o     the volume of our market-making activities;
o     the dollar value of securities traded;
o     volatility in the securities markets;
o     our market share with institutional clients;
o our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and legal fees relating to legal and regulatory proceedings;
o the strength of our client relationships; the amount of, and volatility in, our quantitative market-making and program trading portfolios;
o     changes in payments for order flow and clearing costs;
o the addition or loss of executive management and sales, trading and technology professionals;
o     legislative, legal and regulatory changes;
o     legal and regulatory matters;
o     geopolitical risk;
o     the amount and timing of capital expenditures and divestitures;
o     the incurrence of costs associated with acquisitions and dispositions;
o     investor sentiment;
o     technological changes and events;
o     seasonality; and
o     competition and market and economic conditions.

If demand for our services declines due to any of the above factors, and we are unable to timely adjust our cost structure, our operating results could be materially and adversely affected.

Our traders may take larger risks than permitted.

Although we require our traders to adhere to certain position limits (generally no more than $500,000 in total positions for the most experienced traders), sometimes a trader takes a position beyond these limits and subjects our company to greater risks. We have established procedures to guard against this, including real-time position monitoring which will promptly alert management to any excessive risks. However, there can be no assurance that management will be able to guard against all risks taken by each employee.

We are dependent on clearing brokers.

As a market maker, the majority of our securities transactions are conducted as principal with broker-dealer and institutional counterparties located in the United States. We clear our securities transactions through unaffiliated clearing brokers. Under the terms of the agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty's failure to fulfill its contractual obligations. No assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on our business, financial condition and operating results. In addition, at any time, a substantial portion of our assets are held at one or more clearing brokers and, accordingly, we are subject to credit risk with respect to such clearing brokers. One firm clears the majority of our trades and holds the majority of our assets. Consequently, we are reliant on the ability of our clearing brokers to adequately discharge their obligations on a timely basis. We are also dependent on the solvency of such clearing brokers. Any failure by the clearing brokers to adequately discharge their obligations on a timely basis, or failure by a clearing broker to remain solvent, or any event adversely affecting the clearing brokers, could have a material adverse effect on our business, financial condition and operating results. If any of our clearing brokers were to go out of business or decide not to continue to act as our clearing broker, our operating results would be adversely effected until we could replace them.

Market volume, price and liquidity can impact our revenues.

Our revenues may decrease in the event of a decline in market volume, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from market-making activities. Lower price levels of securities may also result in reduced revenue capture, and thereby reduced revenues from market-making transactions, as well as result in losses from declines in the market value of securities held in inventory. Sudden sharp declines in market values of securities can result in illiquid markets, declines in the market values of securities held in inventory, the failure of buyers and sellers of securities to fulfill their obligations and settle their trades, and increases in claims and litigation. Any decline in market volume, price or liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.

We operate in a highly regulated industry and compliance failures could adversely affect our business.

The securities industry is subject to extensive regulation covering all aspects of the securities business. The various governmental authorities and industry self-regulatory organizations that supervise and regulate us generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel us or any of our officers or employees who violate applicable laws or regulations. We may also be subject to an enforcement action for failure to supervise if any of our employees or traders violate applicable laws or regulations. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance and reporting systems, as well as our ability to attract and retain qualified compliance and other personnel. If we do not comply with the rules and regulations established, we could be subject to disciplinary or other regulatory or legal actions in the future. In addition, it is possible that any past noncompliance could subject us to future civil lawsuits, the outcome of which could have a material adverse effect on our financial condition and operating results.

We are required to keep accurate books and records. There is considerable fluctuation during any year and from year-to-year in the volume of transactions we must process. We record transactions and post our books daily. Operations personnel monitor operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients.

We have a prior disciplinary record with the NASD, which could have an adverse effect on our ability to operate if we become subject to additional NASD disciplinary action.

During the period from approximately 1990 through July 31, 2004, primarily while our operating subsidiary Hudson Securities was owned by and supervised by the prior management of the prior owners and operating under the name Wien Securities, we were cited by the NASD for violations of the NASD's Rules of Fair Practice and Marketplace Rules on at least 20 occasions and were fined amounts ranging from $250 to $82,500. The total amount of such fines was approximately $405,000. The existence of such prior violations could have an adverse effect on us should such violations recur under the supervision of current management.

We face substantial competition that could reduce our market share and harm our financial performance.

All aspects of our business are highly competitive. We compete directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, investment advisors and certain commercial banks. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. These mergers and acquisitions have increased competition from these firms, many of which have significantly greater capital and financial and other resources than we have. With respect to retail brokerage activities, certain regional firms with which we compete have operated in certain markets longer than we have and have established long-standing client relationships. We also compete with others in the financial services industry in recruiting registered representatives and new employees as well as retaining current personnel, and we could be adversely affected in the event we were to lose registered representatives who either individually or in the aggregate accounted for a significant percentage of our revenues.

If we lose senior management and key personnel or are unable to attract and retain skilled employees when needed, we may not be able to operate our business successfully.

We are particularly dependent on the services of Mark Leventhal, Martin Cunningham and Keith Knox. The loss of any of these individuals would have a significant negative effect on our business. In addition, we believe that our success will depend in large part upon our continued ability to attract and retain skilled traders and other employees, which is difficult because the market for the services of such individuals is very competitive.

Our current management has limited operational management experience.

Our management has limited experience in the administration and financial management of a business organization and only commenced management of our operating subsidiary in June 2004. Although our president has had some prior operational experience, our management has not managed our company for a significant period of time and has no record of performance that you can evaluate.

We need to comply with stringent capital requirements.

Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer, less deductions for certain types of assets. Currently, we are required to maintain net capital of at least $1,000,000. As of March 31, 2006, we had net capital of $5,454,995 and excess net capital (that is, net capital less required net capital) of $4,454,995. We intend to maintain such funds as are necessary to operate our business and to maintain compliance with regulatory net capital requirements. Changes to our business may require us to maintain higher net capital levels than currently. If we fail to maintain the required net capital, we may be subject to suspension or revocation of our licenses. If such net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, we might be required to limit or discontinue those portions of our business that require the intensive use of capital. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

We may not be able to grow as planned.

As part of our long-term growth strategy, we intend to recruit individual registered representatives and to evaluate the acquisition of other firms or assets that would complement or expand our business in attractive service markets or that would broaden our customer relationships. We cannot assure you that we will be successful in our recruiting efforts or that we will be able to identify suitable acquisition candidates available for sale at reasonable prices or that we will be able to consummate any acquisition. Further, future acquisitions may further increase our leverage or, if we issue equity securities to pay for the acquisitions, our stockholders could suffer dilution of their interests.

We also plan to expand into complementary businesses, both by developing new product/service offerings that will be valuable to our existing customers and by entering into strategic partnerships with related businesses that can bring new customers. We hope to develop a niche investment banking business focusing on small to medium-sized companies, although there can be no assurance that we will be successful in our efforts. We also intend to begin trading listed securities. In addition, we plan to explore creating a retail brokerage division. There can be no assurance that any of the new products or services will be developed. If we are unable to raise adequate capital, we will not have the available funds to create new products.

Our exposure to possible litigation could adversely affect our business.

From time to time we are engaged in various legal and regulatory proceedings arising in the normal course of business. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. While it is not possible to determine with certainty the outcome of these matters, we are of the opinion that the eventual resolution of such proceedings will not have a material adverse effect on our financial position or operating results. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

From time to time, we may also be engaged in various legal proceedings not related to securities. We currently maintain various types of insurance, including employment practices liability insurance, the proceeds of which may help to reduce the amount we may otherwise be required to pay with respect to certain types of claims. However, there can be no assurance that we will be able to obtain such insurance in the future. If it can be obtained, the price for such insurance may be unreasonable. Even if such insurance is in force, the amount of any award may exceed the maximum coverage provided by such insurance, in which case we will be required to pay any uncovered portion.

Our business relies heavily on computers and other electronic systems and capacity constraints and failures of these systems could harm our business.

As our business expands, we face risks relating to the need to expand and upgrade our transaction processing systems, network infrastructure and other aspects of our technology. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. We cannot assure you that we will be able to predict accurately the timing or rate of such growth, or expand and upgrade our systems and infrastructure on a timely basis.

Risks Associated with our Securities

Our Common Stock is not actively traded, so you may be unable to sell at or near ask prices or at all if you need to sell your Shares to raise money or otherwise desire to liquidate your Shares.

Our Common Stock has historically been sporadically traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our Common Stock at or near ask prices at any given time has been, and may continue to be, relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot assure you that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

The application of the "penny stock" rules to our Common Stock could limit the trading and liquidity of the Common Stock, adversely affect the market price of our Common Stock and increase your transaction costs to sell those shares.

As long as the trading price of our Common Stock is below $5.00 per share, the open-market trading of our Common Stock will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the Common Stock, reducing the liquidity of an investment in the Common Stock and increasing the transaction costs for sales and purchases of our Common Stock as compared to other securities.

The market price for our Common Stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and variable profitability which could lead to wide fluctuations in our share price. You may be unable to sell your Common Stock at or above your purchase price, which may result in substantial losses to you.

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our Common Stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our Shares could, for example, decline precipitously in the event that a large number of shares of our Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our services. As a consequence of this enhanced risk, more risk adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our Common Stock will sustain its current market price, or as to what effect that the sale of shares or the availability of Common Stock for sale at any time will have on the prevailing market price.

In addition, the market price of the Common Stock could be subject to wide fluctuations in response to:

      o     quarterly variations in our revenues and operating expenses;

      o     fluctuations in interest rates;

      o the operating and stock price performance of other companies that investors may deem comparable to us; and

      o news reports relating to trends in our markets or general economic conditions.

The stock market in general and the market prices for brokerage-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not intend to pay dividends to our stockholders.

We do not have any current plans to pay dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Four employees control approximately 63% of the voting capital stock of our company.

Our three executive officers, plus Steven Winkler, Co-Head of Nasdaq and Foreign Trading at the Company's wholly-owned broker-dealer subsidiary, each own approximately 15-16% of our common stock. In the event that these individuals vote together on any or all issues, you will have no effective voice in our management. Accordingly, these four individuals could control the outcome of any matters submitted to a vote of our stockholders and have the ability to determine all management policy and financing decisions.

Future sales of our Common Stock could put downward selling pressure on our shares, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for a stockholder to sell its shares at any reasonable price, if at all.

Future sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our Common Stock.

There are limitations in connection with the availability of quotes and order information on the OTC Bulletin Board

Trades and quotations on the Over the Counter Bulletin Board (the "OTCBB") involve a manual process, and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly. Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

There are delays in order communication on the OTCBB.

Electronic processing of orders is not available for securities traded on the OTCBB and high order volume and communication risks may prevent or delay the execution of one's OTCBB trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our Common Stock. Heavy market volume may lead to a delay in the processing of OTCBB security orders for shares of our Common Stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our Common Stock at the optimum trading prices.

There is limited liquidity on the OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one's orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of one's order entry.

There is a limitation in connection with the editing and canceling of orders on the OTCBB.

Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not able to sell shares of our Common Stock at the optimum trading prices.

Increased dealer compensation could adversely affect the stock price.

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our Common Stock on the OTCBB if the stock must be sold immediately. Further, purchasers of shares of our Common Stock may incur an immediate "paper" loss due to the price spread. Moreover, dealers trading on the OTCBB may not have a bid price for shares of our Common Stock on the OTCBB. Due to the foregoing, demand for shares of our Common Stock on the OTCBB may be decreased or eliminated.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a two-year holding period. Any substantial sale, or cumulative sales, of our Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

                           Forward Looking Statements

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. This report contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act". To the extent that any statements made in this filing contains information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "expects," "plans," "will," "may," "anticipates," "believes," "should," "intends," "estimates," and other words of similar meaning. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

      o     the maintenance of adequate funding,

      o economic, competitive, demographic, business and other conditions in our markets,

      o the value of our securities positions and our ability to manage the associated risks,

      o     the volume of our market-making activities

      o     our ability to manage personnel, overhead and other expenses,

      o actions taken or not taken by third-parties, including our clients, as well as legislative, regulatory, judicial and other governmental authorities,

      o     technological changes and events,

      o     changes in our business and growth strategy,

      o other factors discussed under the section entitled "Risk Factors" or elsewhere in this Form 10-KSB.

All forward-looking statements attributable to us are expressly qualified by these and other factors. Information regarding market and industry statistics contained in this filing is included based on information available to us that we believe is accurate. Forecasts and other forward-looking information obtained from these third-party sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

Item 2. Properties

Our corporate headquarters are located at 525 Washington Blvd., Jersey City, New Jersey where we lease 11,737 square feet of office space at a monthly rent of $34,484. This lease expires in November 30, 2007. In addition, we maintain a trading and sales office in Boca Raton, Florida. Our offices include a total of 80 trading stations: 60 at headquarters in New Jersey and 20 in Florida.

On April 4, 2006, we entered into an operating lease for our future corporate headquarters in 26,875 square feet of office space at 111 Pavonia Avenue in Jersey City, New Jersey, which incorporates a state-of-the-art trading floor with 140 trading stations that was abandoned by a competitor. This lease expires in August 30, 2012 and our initial monthly rent is $33,594. We believe that our new headquarters space is more than adequate to support our existing business, plus any intermediate term business expansion.

Item 3. Legal Proceedings

The Company has been named as a defendant in various actions relating to its activities as a broker-dealer including civil actions and arbitration. From time to time, the Company is also involved in proceedings and investigations by self-regulatory organizations. Although the ultimate outcome of these matters involving the Company cannot be predicted with certainty, management believes it has meritorious defenses to all such actions and intends to defend each of these actions vigorously. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company's management the ultimate resolution of such actions against the Company will have no material adverse effect on the Company's financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for our Common Equity and Related Stockholder Matters

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board and currently trades under the symbol HDHL.OB. We estimate that we have approximately 280 holders of record of our common stock as of June 16, 2006.

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

                          High            Low
                          -----          -----
Fiscal Year 2005

First Quarter             $0.57          $0.32
Second Quarter             0.40           0.24
Third Quarter              2.88           0.40
Fourth Quarter             3.12           1.20

Fiscal Year 2006

First Quarter             $2.00          $0.96
Second Quarter             1.44           0.90
Third Quarter              1.09           0.51
Fourth Quarter             1.75           0.53


The high and low sales price as reported on the OTC Bulletin Board on June 16, 2006 was $1.65.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Recent Sales of Unregistered Securities

During the period covered by this report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, {the "Securities Act") except as previously reported in a quarterly report on Form 10-QSB or on a current report on Form 8-K.

Item 6. Management's Discussion and Analysis or Plan of Operation

                          Summary Financial Information

The summary financial data set forth below are derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Form 10-KSB.

                                         Year Ended    Year Ended
Consolidated Statement of                 March 31,     March 31,
  Operations Data:                           2006          2005
                                         -----------   -----------

Revenues                                 $20,227,649   $21,162,383
                                         ===========   ===========

Net income                               $   783,825   $   447,914
                                         ===========   ===========

Earnings per share - basic and diluted   $      0.04   $      0.02
                                         ===========   ===========

Weighted average number of shares:
        - basic                           21,910,067    18,332,660
                                         ===========   ===========
        - diluted                         22,153,119    18,629,876
                                         ===========   ===========

Consolidated Balance Sheet Data:

Working capital                          $ 6,305,309
                                         ===========
Total assets                             $10,865,869
                                         ===========
Total liabilities                        $ 2,773,187
                                         ===========
Stockholders' equity                     $ 8,092,682
                                         ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto included elsewhere herein.

Results of Operations

The following discussion and financial information is presented to aid in understanding our consolidated financial position and results of operations. The emphasis of this discussion will be on the fiscal year ended March 31, 2006, as compared to the year ended March 31, 2005.

We had overall revenues of $20.2 million for fiscal 2006 as compared to $21.2 million for fiscal 2005. Net trading gains declined to $17.6 million from $19.4 million during the prior fiscal year. However, the fourth quarter net trading gains of $6.9 million represented the best quarterly results during the last two fiscal years, an improvement from the $6.4 million generated during the first quarter of fiscal 2005 and the $3.4-5.0 million levels generated during the intervening quarterly periods. The nature of our business is that our quarterly net trading gains can be subject to substantial volatility as a result of market conditions (prices and volume). Commission revenues increased to $2.5 million from $1.6 million during the prior fiscal year. A hedge fund execution team that was added during the second quarter of fiscal 2005 was responsible for $0.8 million of the commission revenue increase. However, this team exited during the first quarter of fiscal 2007 following the loss of a significant client and a recognition that primarily low-margin business remained. Consistent with our business plan, we're in the process of recruiting an established institutional sales group which would generate additional commission revenues, although there can be no assurance that we will be successful in attracting such a group.

Our cost structure consists of both variable costs, such as commissions and clearing charges, and fixed costs, such as salaries and related (including payroll taxes and benefits), communications (quote, trading, order management and telecommunication services), occupancy (rent, electricity, maintenance and real estate taxes) professional fees (attorneys and auditors), business development (travel, entertainment and advertising) and other operating costs. From a compensation perspective, roughly half of our employees are salaried, while most of our traders and salesperson receive revenue-based commission payments.

Despite the decrease in overall revenues, pre-tax income increased to $1.3 million from $0.7 million, as expenses decreased by $1.5 million, primarily as a result of a $1.6 million decrease in commissions and clearing charges. Trader and salesperson commissions of $8.2 million (40.6% of revenues) in the current fiscal year declined compared to $9.5 million (45.1% of revenues) in the prior fiscal year, primarily because four employee shareholders are no longer compensated on a commissioned basis following the change-in-control. Clearance charges of $1.1 million (5.6% of revenues) in the current fiscal year declined compared to $1.4 million (6.6% of revenues) in the prior fiscal year, primarily due to ongoing negotiated rate reductions. Communication costs, which remained relatively steady at $4.6 million in the current fiscal year, represent order management, stock quotation and news services, in addition to telecommunications and networking costs.

Net income increased to $783,825 from $447,914 during the prior year. Income taxes increased to $469,000 from $234,000, partially due to the increase in pre-tax income and partially due to the fact that Hudson was not a C corporation, and therefore was not subject to federal and state income taxes, for the first seven months of the 2005 fiscal year.

Liquidity and Capital Resources

Working Capital

During the past fiscal year, our working capital (current assets less current liabilities) improved to $6.3 million from $3.9 million, primarily as a result of a $2 million sale of common stock plus the retention of current year earnings. We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. Current assets include cash, receivable from broker-dealer (cash on deposit with our clearing broker) and marketable securities. All liabilities are current liabilities.

We currently do not have any outstanding bank borrowings or long-term debt. On April 20, 2006, we deposited a $225,000 letter of credit with the landlord associated with our new headquarters space, after depositing $225,000 of collateral with the issuing financial institution in the form of a fourteen month time deposit.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. See Note J to the consolidated financial statements for additional details related to regulatory net capital requirements. While our operations have been profitable during each of the last three fiscal years, we still expect that any significant expansion or acquisition opportunities will require additional subordinated debt or common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our new headquarters space was recently renovated by the previous occupants and will not require material expenditures on our part, other than a telecommunications switch which will be leased over a three year period with aggregate payments totaling approximately $275,000. Hudson Technologies Inc. ("HTI") was formed as a Delaware corporation on May 22, 2006 and was initially funded with $150,000 in order to accommodate an initial expense budget of
 $25,000 per month. However, HTI will require additional funds during its development stage. The purpose of HTI is to perform software development and technology services, both for the Company and for customers.

Our cash position increased by $0.2 million to $0.5 million during the fiscal year ended March 31, 2006, after decreasing by $0.3 million during the fiscal year ended March 31, 2005. However, it should be noted that the bulk of our excess funds are kept on deposit with our clearing broker, rather than being held as cash in a bank account.

Operating Activities

Net cash used in operating activities was $1.6 million during fiscal 2006, primarily due to a $2.1 million increase in the receivable from broker-dealer balance and a $0.9 million increase in net securities positions, partially offset by $1.1 million generated from net income ($0.8 million), after adjusting for non-cash items ($0.3 million), plus a $0.6 million increase in the current income tax liability. Net cash provided by operating activities was $4.7 million during fiscal 2005, primarily due to a $6.2 million decrease in the receivable from broker-dealer and $0.6 million generated from net income ($0.4 million), after adjusting for non-cash items ($0.2 million), partially offset by a $1.8 million increase in various payable and accrued liability balances.

Investing Activities

Net cash used in investing activities was $0.2 million and $0.1 million during fiscal 2006 and 2005, respectively. During both periods, the usage of cash was associated with the purchase of furniture, equipment and leasehold improvements.

Financing Activities

Net cash provided by financing activities was $2 million during fiscal 2006, due to the sale of common stock. Net cash used by financing activities was $4.9 million during fiscal 2005, due to $6.2 million of distributions of cash to stockholders, partially offset by $1.3 million from sales of common stock. The private placements of common stock, which were offered without registration, are subject to restrictions under the Securities Act of 1933, as amended (the "Securities Act"), and the securities laws of certain states, in reliance on the private offering exemptions contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder, and in reliance on the private offering exemptions under applicable state laws.

Contractual Obligations

In connection with our operating activities, we enter into certain contractual obligations. Our future cash payments associated with our operating leases, are summarized below:

                                                                Payments due in
                                    -------------------------------------------------------------------------
For the years ended March 31,           2007         2008-2009      2010-2011      Thereafter        Total
---------------------------------   ------------   ------------   ------------   ------------   -------------
Leases in force at March 31, 2006        373,500        227,807              0              0         601,307
New  lease signed April 4, 2006          235,000        705,000        946,000        544,000       2,430,000
                                    ------------   ------------   ------------   ------------   -------------
                                         608,500        932,807        946,000        544,000       3,031,307
                                    ------------   ------------   ------------   ------------   -------------

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B. On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our new office space lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen month time deposit, in order to collateralize the letter of credit.

Critical Accounting Policies

Hudson Holding Corporation's significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our "Notes to Consolidated Financial Statements" included in this Form 10-KSB. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Hudson Holding Corporation has identified certain of its accounting policies as being most important to our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Hudson Holding Corporation's critical accounting policies include the following:

Basis of presentation

The Company's historical balances of common stock and additional paid-in capital were adjusted retroactively to give effect to the shares issued in connection with the May 3, 2005 reverse merger, while the historical retained earnings is being carried forward.

Securities transactions

The Company records transactions in securities and the related revenue and expenses on a trade-date basis.

Securities owned and securities sold, but not yet purchased, are stated at market value with the resulting unrealized gains and losses reflected in trading gains, net.

Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management.

Goodwill

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The goodwill in the Company's financial statements represents the excess of the June 30, 2004 purchase price as compared to management's assessment of the fair value of the net assets purchased. Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment, at least annually, of impairment is performed by applying a fair value based test. As a result of its assessment, the Company has determined that no such impairment needs to be recognized during the year ended March 31, 2006.

Income taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more than likely that these deferred income tax assets will be realized. As of March 31, 2006, the Company has a $72,000 valuation allowance related to certain state net operating loss carryforwards which expire in 2011.

Prior to November 1, 2005, Hudson was taxed under the provisions of Subchapter "S" of the Internal Revenue Service Code ("Code") and the appropriate sections of the New Jersey Corporate Business Tax Law. Under those provisions, Hudson did not pay federal corporate income taxes on its taxable income and paid New Jersey corporate income taxes at a reduced rate. The stockholders were liable for individual federal and state income taxes on their respective share of the Company's taxable income.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which replaces SFAS 123 and supersedes APB Opinion No.
25. Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly will be adopted by the Company in the first quarter of fiscal year 2007. SFAS 123(R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date of adoption and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's financial position or results of operation.

Item 7. Financial Statements

Our consolidated financial statements and the related notes to the financial statements called for by this item appear under the caption "Index to Consolidated Financial Statements" beginning on Page F-1 attached hereto of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

As of the end of the period covered by this annual report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a- -15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") concluded that as of the end of the period covered by this annual report on Form 10-KSB our disclosure controls and procedures were adequate.

Officers' Certifications

Appearing as exhibits to this annual report are "Certifications" of the CEO and the CFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of our annual report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

We became a public company on May 3, 2005. We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management's report on internal controls over our financial reporting until our year ending March 31, 2007. While our disclosure controls and procedures are currently adequate, they may not meet the higher standards of Section 404 of the Sarbanes Oxley Act of 2002 ("Sarbanes Oxley") without some form of remediation.

We will be required to document and test our internal control procedures in order to satisfy the requirements of Sarbanes-Oxley, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by Sarbanes-Oxley for compliance with the requirements of
Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with
Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information regarding the members of our board of directors and our executive officers.

Name                   Age                  Position
--------------------   ---   ----------------------------------------
Martin C. Cunningham    46   Chairman of the Board of Directors and
                             Chief Executive Officer

Keith R. Knox           47   President, Secretary and Director

Mark Leventhal          50   Executive Vice President and Director

Peter J. Zugschwert     40   Director

Joanne V. Landau        51   Director

Carmine V. Chiusano     64   Director


The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

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

Peter J. Zugschwert served as President of the Company from December 1997 through May 2005 and CEO of the Company from September 1997 to May 2005. Prior to joining the Company, he was the Senior Vice President of Operations for Baratz Financial, Inc. since June 1995.

Joanne V. Landau has been a Director since May 2006. Ms. Landau has been the President of Kurtsam Realty Corp. since 2003. From 2000 to 2002, she was Senior Vice President, Head of Strategic Marketing and Communications with Zurich Scudder - Deutsche Asset Management/Investments and from 1990 to 1999, Ms. Landau was with The Citibank Private Bank/Investments, a subsidiary of
Citigroup,   of  last  as  Vice   President,   Head  of  Global   Marketing  and
Communications.

Carmine V. Chiusano has been a Director  since May 2006.  From 1968 to 2004, Mr.
Chiusano  was  was  employed  by  Schwab  Capital  Markets   (formerly  Mayer  &
Schweitzer), most recently as Senior Vice President, Chief Operating Officer.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Three of our six directors are considered "independent" under the SEC's new independence standards. Officers are elected annually by the board of directors and serve at the discretion of the board.

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

None of our directors or executive officers or their respective immediate family members or affiliates is indebted to us. As of the date of this filing, there is no material proceeding to which any of our directors, executive officers or affiliates is a party or has a material interest adverse to us.

Board Committees

Our board of directors has three standing committees to assist it with its responsibilities. These committees are described below.

The Audit Committee, which was established in May 2006, is comprised solely of directors who satisfy the SEC and American Stock Exchange audit committee membership requirements, is governed by a board-approved charter, which is attached as Exhibit 10.2, that contains, among other things, the committee's membership requirements and responsibilities. The audit committee oversees our accounting, financial reporting process, internal controls and audits, and consults with management and the independent registered public accounting firm (the "independent auditors") on, among other items, matters related to the annual audit, the quarterly financial statements and the application of United States generally accepted accounting principles. As part of its duties, the audit committee appoints, evaluates and retains our independent auditors. It maintains direct responsibility for the compensation, termination and oversight of our independent auditors and evaluates the independent auditors' qualifications, performance and independence. The committee also monitors compliance with our policies on ethical business practices and reports on these items to the board. The audit committee has established policies and procedures for the pre-approval of all services provided by the independent auditors. Our audit committee is comprised of Ms. Landau and Messrs. Zugschwert and Chiusano, and Mr. Zugschwert is the chairman of the committee.

The board has determined that Mr. Zugschwert, who currently is a member of the board of directors and chairman of the audit committee, is the audit committee financial expert, as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, the board has determined that Mr. Zugschwert is an independent director as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The board made a qualitative assessment of Mr. Zugschwert's level of knowledge and experience based on a number of factors, including his formal education, including an MBA in Finance, and experience as a Chief Financial Officer for more than ten years.

The Compensation Committee, which was established in May 2006, is comprised solely of independent directors, determines all compensation for our Chief Executive Officer; reviews and approves corporate goals relevant to the compensation of our Chief Executive Officer and evaluates our Chief Executive Officer's performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; advises our board regarding our stock option plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where board or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The compensation committee is governed by a Board-approved charter, which is attached as Exhibit 10.3. Our compensation committee is comprised of Ms. Landau and Messrs. Zugschwert and Chiusano, and Mr. Chiusano is the chairman of the committee.

The Nominating and Corporate Governance Committee, which was established in May 2006, considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping our corporate governance. The committee is governed by a Board-approved charter, which is attached as Exhibit 10.4. As part of its duties, the committee assesses the size, structure and composition of the board and board committees, coordinates evaluation of board performance and reviews board compensation. The committee also acts as a screening and nominating committee for candidates considered for election to the board. In this capacity it concerns itself with the composition of the board with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other board members, management, stockholders or external sources and all self-nominated candidates. The committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other board members, management and search companies. Our nominating committee is comprised of Ms. Landau and Messrs. Zugschwert and Chiusano, and Ms. Landau is the chairman of the committee.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applying to our directors, officers and employees. The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the code to appropriate persons identified in the code, and (v) accountability for adherence to the Code. The Code is attached as Exhibit 14.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the SEC and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended March 31, 2006 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons, stating that such person was not required to file a Form 5 during the Company's fiscal year ended March 31, 2006, it has been determined that no Reporting Persons were delinquent with respect person's reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and all other executive officers (the "Named Executive Officers") who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table [1]

                                                                   Long-Term
                                                                  Compensation
                                                             ---------------------
                                                               Awards      Payouts
                                                             ----------   --------
                                               Annual
                               Fiscal       Compensation     Securities
                                Year      ----------------   Underlying     LTIP       All Other
                               Ending     Salary    Bonus     Options/    Payouts    Compensation
Name and Principal Position   March 31,     ($)      ($)      SARs (#)      ($)           ($)
---------------------------   ---------   -------   ------   ----------   --------   -------------

Martin C. Cunningham,
Chairman and                       2006   180,000       --           --         --              --
Chief Executive Officer            2005    60,000       --           --         --              --

Keith R. Knox,
President and Secretary            2006   180,000       --           --         --              --
                                   2005    60,000       --           --         --              --

Mark Leventhal,
Executive Vice President           2006   180,000       --           --         --              --
                                   2005    60,000       --           --         --              --

------------
Note: Michael Picone, the Company's former Chief Financial Officer, joined and left the Company during the fiscal year ended March 31, 2006, earning an aggregate salary of $116,667 during his tenure.

[1] The table above reflects compensation for the current executive officers, during their term as executive officers, which is from June 30, 2004.


Director Compensation

Directors were not compensated for their service during the fiscal year ended March 31, 2006. Compensation for the independent directors for the fiscal year ended March 31, 2007 is under discussion, but the specifics have not been finalized.

Employment   Contracts,   Termination   of  Employment  and  Change  in  Control
Arrangements

None of the Named Executive Officers have employment contracts or other agreements which guarantee minimum compensation amounts relating to ongoing employment, termination of employment or a change in control.

Equity Incentive Plan

We currently have one equity incentive plan, the 2005 Stock Option Plan (the "Plan"), which was approved by the stockholders on July 26, 2005, and is administered by the Board of Directors. The Plan is available for the issuance of awards of up to an aggregate of 2,000,000 shares of common stock to our employees, officers, directors and consultants, in the form of either non-qualified stock options or incentive stock options. The purpose of the Plan is to provide additional incentive to those persons who are responsible for the management and growth of the Company.

On May 26, 2006, an aggregate of 125,000 non-qualified stock options were granted to four individuals (none of which were Named Executive Officers) with an exercise price of $1.46 and an expiration date of November 30, 2009. These are the only grants to date.

Option, Stock Appreciation Right and Long-Term Incentive Plan Awards

No option, stock appreciation right or long-term incentive plan awards were granted or exercised to any of the Named Executive Officers during the fiscal year ended March 31, 2006 and no such awards are currently outstanding.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

                                                                                           Number of securities
                                                                                          remaining available for
                                Number of Securities to                                    future issuance under
                                be issued upon exercise    Weighted-average exercise     equity compensation plans
                                of outstanding options,       price of outstanding         (excluding securities
                                  warrants and rights     options, warrants and rights   reflected in column (a))
                                          (a)                         (b)                           (c)

Equity compensation plans
approved by security holders                         --                             --                   2,000,000

Equity compensation plans not
approved by security holders                         --                             --                          --
                                -----------------------   ----------------------------   -------------------------
Total                                                --                             --                   2,000,000
                                =======================   ============================   =========================


The table above reflects the status of the Company's equity compensation plans as of March 31, 2006.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the number of shares of our common stock beneficially owned on June 16, 2006 by:

      o each person who is known by us to beneficially own 5% or more of our common stock;

      o     each of our directors and executive officers; and

      o     all of our directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is Hudson Holding Corporation, 525 Washington Blvd., 36th Floor, Jersey City, New Jersey 07310.

                                                              Number of Shares
                                                                Beneficially     Percentage of Shares
Name and Address of Beneficial Owner                              Owned(1)       Beneficially Owned(2)
-----------------------------------------------------------   ----------------   ---------------------

Directors and Executive Officers:

Martin C. Cunningham                                                 4,178,565                    15.4%

Keith R. Knox                                                        4,178,565                    15.4%

Mark Leventhal                                                       4,348,565                    16.0%

Peter J. Zugschwert                                                    214,356                       *

Joanne V. Landau                                                            --                      --

Carmine V. Chiusano                                                         --                      --

All executive officers and directors as a group (6 persons)         12,920,051                    47.6%

Other 5% or Greater Stockholders:

Kenneth D. Pasternak(3)                                              6,581,784                    24.2%

Steven L. Winkler(4)                                                 4,348,565                    16.0%

------------
      o     Less than 1% of outstanding shares.

(1) Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Includes only common shares, since none of the individuals named above are warrant holders and the Company has not granted any options to directors or executive officers.

(2) Based upon 27,149,860 shares of our common stock outstanding on June 15, 2006.

(3) The address for Mr. Pasternak is 111 E. Saddle River Road, Saddle River, N.J. 07458.

(4) Mr. Winkler is employed by Hudson Securities, Inc., a wholly-owned subsidiary of Hudson Holding Corporation, as Co-Head of Nasdaq and Foreign Trading.

Item 12 Certain Relationships and Related Transactions

None.

Item 13. Exhibits.

Exhibit No.   Description
-----------   ------------------------------------------------------------------
2.1           Agreement and Plan of Merger, dated June 13, 2005, among Health
              Outcomes Management, Inc. and Hudson Holding Corporation.(1)

2.2 Agreement and Plan of Merger, dated December 22, 2004, among Health Outcomes Management, Inc., Hudson Acquisition Inc. and Hudson Securities, Inc.(2)

3.1           Certificate of Incorporation of Hudson Holding Corporation. (1)

3.2           Bylaws of Hudson Holding Corporation.(1)

4.1           Rights of Dissenting Shareholders.(1)

10.1 Subscription Agreement, dated January 10, 2006, between Kenneth Pasternak and Hudson Holding Corporation.(3)

10.2          Audit Committee Charter

10.3          Compensation Committee Charter

10.4          Nominating and Corporate Governance Committee Charter

10.5 Complaint Procedures for Accounting, Internal Accounting Control, and Auditing Matters

10.6          2005 Stock Option Plan.(1)

14            Code of Business Conduct and Ethics and Compliance Program

16            Letter from Mayer Hoffman McCann P.C.(4)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Press Release related to Hudson Holding Corporation's earnings for the Year Ended March 31, 2006

(1) Incorporated by reference to the exhibits included with our Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 1, 2005.

(2) Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on December 28, 2004.

(3) Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 19, 2006, as amended.

(4) Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 12, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered was $60,000, $50,000 and $40,000 for the audits of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2006, 2005 and 2004, respectively, and $11,000 for the reviews of the consolidated financial statements included in the Company's Forms 10-QSB during the year ended March 31, 2006. The audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2005 and 2004 were performed concurrently in connection with the Company's reverse merger transaction.

Audit-Related Fees. For the year ended March 31, 2006, the principal accountant billed $10,000 related to reviews of prior year financial statements.

Tax Fees. For the years ended March 31, 2006 and 2005, the principal accountant billed $6,000 and $12,000, respectively, for tax compliance.

Audit  Committee  Policies and  Procedures.  Effective with the formation of our
Audit Committee, all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors will be pre-approved, subject to the de-minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HUDSON HOLDING CORPORATION

Dated: June 27, 2006                By: /s/ Martin Cunningham
                                       -----------------------------------------
                                    Martin Cunningham
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

Dated: June 27, 2006                By: /s/ Keith Knox
                                        ----------------------------------------
                                    Keith Knox
                                    President, Secretary and Director
                                    (Principal Financial and Accounting Officer)

      Signatures                        Title                          Date
      ----------                        -----                          ----

/s/ Martin Cunningham     Chairman, Chief Executive Officer and    June 27, 2006
-----------------------   Director (principal executive officer)
Martin Cunningham

/s/ Keith Knox            President, Secretary and Director
-----------------------   (principal financial officer and
Keith Knox                principal accounting officer)            June 27, 2006

/s/ Mark Leventhal        Executive Vice President and Director    June 27, 2006
-----------------------
Mark Leventhal

/s/ Peter J. Zugschwert   Director                                 June 27, 2006
-----------------------
Peter J. Zugschwert

/s/ Joanne V. Landau      Director                                 June 27, 2006
-----------------------
Joanne V. Landau

/s/ Carmine V. Chiusano   Director                                 June 27, 2006
-----------------------
Carmine V. Chiusano

                    HUDSON HOLDING CORPORATION AND SUBSIDIARY

                    Table of Contents to Financial Statements

                                                                            Page
                                                                            ----

Financial Statements

   Report of independent registered public accounting firm                   F-2

   Consolidated statement of financial condition as of March 31, 2006        F-3

   Consolidated statements of operations for the
   years ended March 31, 2006 and 2005                                       F-4

   Consolidated statements of changes in stockholders' equity for the
   years ended March 31, 2006 and 2005                                       F-5

   Consolidated statements of cash flows for the
   years ended March 31, 2006 and 2005                                       F-6

   Notes to consolidated financial statements                                F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Hudson Holding Corporation

We have audited the consolidated statement of financial condition of Hudson Holding Corporation and subsidiary (the "Company") as of March 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson Holding Corporation and subsidiary as of March 31, 2006, and the consolidated results of their operations and cash flows for the years ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
June 22, 2006

                    HUDSON HOLDING CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                 MARCH 31, 2006

ASSETS
   Cash                                                                $   476,549
   Receivable from broker-dealer                                         4,866,550
   Securities owned                                                      3,735,397
   Furniture, equipment and leasehold improvements, net                    175,564
   Deferred taxes                                                          123,000
   Other assets                                                            377,630
   Goodwill                                                              1,111,179
                                                                       -----------

                                                                       $10,865,869
                                                                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
      Securities sold, but not yet purchased                           $   418,588
      Commissions payable                                                1,194,143
      Accrued expenses and other liabilities                               578,922
      Income taxes payable                                                 581,534
                                                                       -----------

         Total liabilities                                               2,773,187
                                                                       -----------

   Commitments and contingencies (Notes I and K)

   Stockholders' equity:

      Preferred stock, $.001 par value, 1,000,000 shares authorized,
         none issued                                                            --
      Common stock, $.001 par value, 100,000,000 shares authorized,
         27,149,860 shares issued and outstanding                           27,150
      Additional paid-in capital                                         6,672,761
      Retained earnings                                                  1,392,771
                                                                       -----------

         Total stockholders' equity                                      8,092,682
                                                                       -----------

                                                                       $10,865,869
                                                                       ===========

See notes to consolidated financial statements

                    HUDSON HOLDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended March 31,
                                                            ---------------------------
                                                                2006            2005
                                                            -----------     -----------
Revenues:
   Trading gains, net                                       $17,621,676     $19,412,005
   Commissions                                                2,539,737       1,646,689
   Interest and other income                                     66,236         103,689
                                                            -----------     -----------

                                                             20,227,649      21,162,383
                                                            -----------     -----------

Expenses:
   Salaries and related costs                                 2,746,988       2,805,676
   Commissions and clearing charges                           9,327,598      10,939,868
   Communications                                             4,584,858       4,423,794
   Occupancy                                                    522,774         563,084
   Professional fees                                            551,844         569,232
    Business development                                        390,383         383,848
   Other                                                        850,379         794,967
                                                            -----------     -----------

                                                             18,974,824      20,480,469
                                                            -----------     -----------

Income before income taxes                                    1,252,825         681,914
Provision for income taxes                                      469,000         234,000
                                                            -----------     -----------

Net income                                                  $   783,825     $   447,914
                                                            ===========     ===========

Earnings per share - basic                                  $      0.04     $      0.02
                                                            ===========     ===========
Earnings per share - diluted                                $      0.04     $      0.02
                                                            ===========     ===========

Weighted average number of shares outstanding - basic        21,910,067      18,332,660
                                                            ===========     ===========
Weighted average number of shares outstanding - diluted      22,153,119      18,629,876
                                                            ===========     ===========

Supplemental pro forma data (Note B[10]) (unaudited):

   Income before income taxes as reported above                             $   681,914
   Pro forma provision for income taxes                                         383,000
                                                                            -----------

   Pro forma net income                                                     $   298,914
                                                                            ===========

   Pro forma earnings per share - basic                                     $      0.02
                                                                            ===========
   Pro forma earnings per share - diluted                                   $      0.02
                                                                            ===========

See notes to consolidated financial statements

                    HUDSON HOLDING CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Common Stock            Additional
                                          --------------------------      Paid-in         Retained
                                            Shares         Amount         Capital         Earnings         Total
                                          -----------    -----------    -----------     -----------     -----------
Balance - March 31, 2004                   17,629,335    $    17,629    $ 2,256,814     $ 6,389,867     $ 8,664,310
100% change in ownership interest
   pushed down                                     --             --      1,111,179              --       1,111,179

Sale of common stock                        1,704,749          1,705      1,303,745              --       1,305,450

Warrants issued to consultants at fair
   value                                           --             --          8,839              --           8,839

Distributions to stockholders                      --             --             --      (6,228,835)     (6,228,835)

Net income                                         --             --             --         447,914         447,914
                                          -----------    -----------    -----------     -----------     -----------

Balance - March 31, 2005                   19,334,084         19,334      4,680,577         608,946       5,308,857

Shares deemed issued in connection
with Health Outcomes Management,
Inc. merger                                 1,233,992          1,234         (1,234)             --              --

Sale of common stock                        6,581,784          6,582      1,993,418              --       2,000,000

Net income                                         --             --             --         783,825         783,825
                                          -----------    -----------    -----------     -----------     -----------

Balance - March 31, 2006                   27,149,860    $    27,150    $ 6,672,761     $ 1,392,771     $ 8,092,682
                                          ===========    ===========    ===========     ===========     ===========

See notes to consolidated financial statements

                    HUDSON HOLDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended March 31,
                                                                     ---------------------------
                                                                         2006            2005
                                                                     -----------     -----------
Cash flows from operating activities:
   Net income                                                        $   783,825     $   447,914
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                                    145,214          98,347
        Warrants used to compensate consultants                               --           8,839
        Commission receivable reserve provision                          112,521              --
        Bad debt reserve provision                                        25,000              --
        Deferred rent                                                    (15,960)         46,372
        Changes in:
           Receivable from broker-dealer                              (2,143,146)      6,210,272
           Securities owned                                             (679,704)        649,805
           Commission receivable                                          30,457        (142,978)
           Other assets                                                 (238,911)          8,282
           Securities sold, but not yet purchased                       (225,744)       (810,104)
           Commissions payable                                           286,968      (1,519,546)
           Accrued expenses and other liabilities                       (144,676)       (311,549)
           Income taxes payable                                          559,118          (5,584)
           Deferred taxes                                               (142,000)         19,000
                                                                     -----------     -----------

              Net cash (used in) provided by operating activities     (1,647,038)      4,699,070
                                                                     -----------     -----------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold improvements          (171,515)        (58,452)
                                                                     -----------     -----------

Cash flows from financing activities:
   Proceeds from the sale of common stock                              2,000,000       1,305,450
   Distributions to stockholders                                              --      (6,228,835)
                                                                     -----------     -----------

              Net cash provided by (used in) financing activities      2,000,000      (4,923,385)
                                                                     -----------     -----------

Net increase (decrease) in cash                                          181,447        (282,767)
Cash - beginning of year                                                 295,102         577,869
                                                                     -----------     -----------

Cash - end of year                                                   $   476,549     $   295,102
                                                                     ===========     ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Income taxes                                                   $    57,057     $   206,800
                                                                     ===========     ===========
   Non-cash investing and financing activities:
      100% change in ownership interest pushed down                  $        --     $ 1,111,179
                                                                     ===========     ===========

See notes to consolidated financial statements

                    HUDSON HOLDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Hudson Holding Corporation ("Holding"), a holding company, and its wholly owned subsidiary Hudson Securities, Inc. ("Hudson"), (collectively the "Company"). Hudson (formerly Wien Securities Corp. ("Wien")) is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). Hudson is a market maker specializing in providing liquidity in less liquid, difficult to trade stocks. Hudson is an introducing broker and clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. The Company has offices in New Jersey and Florida.

In January 2003, the stockholders of Wien entered into an agreement whereby they granted certain new employees (the "Trading Group") an option to acquire 51% of the outstanding shares of Wien's common stock ("51% Option") from Wien's stockholders. Upon the exercise of the 51% Option, the Trading Group would be entitled to purchase the remaining outstanding shares of Wien's common stock within six months, pending NASD approval of the transfer of Wien's common stock. The agreement included employment terms for four of Wien's stockholders for periods ranging from 1 to 2.5 years.

In May 2004 the Wien stockholders and the Trading Group amended the agreement, which changed the 51% Option to a 100% option. The agreement, as amended, provided that upon the exercise of the 100% option, the exercise price and the remaining purchase price of the shares of common stock of Wien to be paid by the Trading Group would be calculated based on a formula of book value. Wien received NASD approval for this transaction and on June 30, 2005 the Trading Group consummated the purchase of all of the outstanding shares of Wien's common stock for a purchase price of approximately $7,136,000. In conjunction with this 100% change in ownership the former stockholders took a distribution of approximately $1,580,000 and received all of the proceeds of the purchase price. The transaction was treated for accounting purposes as a purchase of Wien. As a result, Wien recorded goodwill of approximately $1,111,000, which represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed. Subsequently, on July 21, 2004 Wien formed a wholly owned subsidiary named Hudson Capital Markets, Inc. ("HCMI"), which was organized in the state of Delaware. HCMI was authorized to issue 30,000,000 shares of common stock with a par value of $.001 per share. On July 31, 2004, Wien was merged into HCMI, with HCMI becoming the survivor ("HCMI Merger") and the name was changed to Hudson Securities, Inc. In connection with this merger, the stockholders of Wien received 83,333.33 shares of Hudson for each share of Wien owned. Wien's historical capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by HCMI in the HCMI Merger while Wien's historical retained earnings was carried forward. Prior to November 1, 2004, Hudson elected treatment as a Subchapter S corporation for federal and New Jersey income tax purposes. Effective November 1, 2004, the Company is being treated as a C corporation.

In December 2004, Hudson entered into an Agreement and Plan of Merger (the "Agreement") with Health Outcomes Management, Inc. ("HOM"), a non-operating public company. On May 3, 2005, under the terms of the Agreement, Hudson's stockholders exchanged all 10,967,000 shares of their common stock for 19,334,084 post reverse-split shares of HOM common stock, and Hudson's warrantholders exchanged 998,667 of their Hudson warrants with an exercise price of $1.85 for 1,760,590 post reverse-split warrants to purchase HOM common stock at $1.0494 per share (the "Exchange"). The HOM shares that were issued represented 94% of HOM's outstanding interest at the time of this exchange. In connection with the legal form of this transaction, Hudson became a wholly owned subsidiary of HOM. On September 6, 2005, HOM changed its name to Hudson Holding Corporation and effectuated a one for eight reverse stock split for all stockholders of record as of the close of business on June 13, 2005. For financial reporting purposes, the Exchange represents a capital transaction of Hudson or a "reverse merger" rather than a business combination. Accordingly, the number of shares issued and outstanding and additional paid-in capital of Holding has been retroactively adjusted to reflect the equivalent number of shares issued by HOM, on a post reverse-split basis, in the Exchange while Hudson's historical retained earnings is being carried forward. All costs attributable to the reverse merger were expensed. Further, all per share amounts and number of common stock shares, including those obtainable on the exercise of warrants, in these consolidated financial statements and notes thereto have been reflected on a post reverse-split basis.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Securities transactions:

      Hudson records transactions in securities and the related revenue and expenses on a trade-date basis. Securities owned and securities sold, but not yet purchased, are stated at market value with the resulting unrealized gains and losses reflected in trading gains, net. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management. Because of the inherent uncertainty of valuation, the management determined values may differ significantly from values that would have been used had a ready market for these securities existed and the differences could be material.

[2]   Income taxes:

      The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more than likely that these deferred income tax assets will be realized.

      Prior to November 1, 2004, Hudson was taxed under the provisions of Subchapter "S" of the Internal Revenue Service Code ("Code") and the appropriate sections of the New Jersey Corporate Business Tax Law. Under those provisions, Hudson did not pay federal corporate income taxes on its taxable income and paid New Jersey corporate income taxes at a reduced rate. The stockholders were liable for individual federal and state income taxes on their respective share of Hudson's taxable income.

[3]   Furniture, equipment and depreciation:

      Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the related asset.

[4]   Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant assumptions concern determining the fair value of assets and the valuation of goodwill. Actual results could differ from those estimates.

[5]   Cash:

      For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

[6]   Concentrations of credit risk:

      Hudson is engaged in trading on a principal and/or agency basis with and for primarily other securities broker-dealers and institutional investors such as mutual funds, hedge funds, banks and similar businesses. Counterparties to Hudson's business activities include broker-dealers and clearing organizations, and can include banks and other financial institutions. Hudson uses one clearing broker to process transactions and maintain customer accounts. The clearing broker extends credit to Hudson's clientele which is secured by cash and securities in the clients' account. Hudson's exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to Hudson. Additionally, Hudson has agreed to indemnify the clearing broker for losses it incurs while extending credit to Hudson's clients. Amounts due from customers that are considered uncollectible are charged back to Hudson by the clearing broker when such amounts become determinable.

      In the normal course of business, Hudson enters into transactions in various derivative instruments for trading purposes. These transactions include securities sold short, but not yet purchased, and option and warrant contracts.

      Securities sold short, but not yet purchased, represent obligations of Hudson to deliver the underlying securities sold; and option and warrant contracts written represent obligations of Hudson to purchase or deliver the specified security at the contracted price. Hudson's ultimate obligation on such instruments may exceed the amount recognized in the statement of financial condition. Hudson monitors its positions continuously to reduce the risk of the potential loss due to changes in market value or failure of counterparties to perform.

      Substantially all of Hudson's cash and security positions are deposited with its clearing broker for safekeeping purposes. Hudson maintains cash in bank accounts, which, at times, may exceed federally insured limits. Hudson has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

[7]   Goodwill:

      The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, at least annually, by applying a fair value based test. As a result of its assessment, the Company has determined no such impairment needs to be recognized during the year ended March 31, 2006.

[8]   Commissions receivable reserve:

      Commissions receivable represent cumulative draws and benefits provided to traders and salespersons in excess of cumulative commissions earned. The Company expected to collect these receivables from future earned commissions. The Company establishes reserves as an offset to the receivable balance on the basis of historical collections and estimates of future collections. As of March 31, 2006, the Company had $112,521 of commissions receivable offset by a reserve of the same amount.

[9]   Supplemental pro forma data:

      The objective of the pro forma results of operations data is to show what the significant effects on the historical financial information would have been had Hudson not been an S corporation for income tax purposes. For the year ended March 31, 2005, the pro forma amount reflects an additional provision for income taxes computed as if the Company had been subject to federal and state taxes during the period April 1, 2004 through October 31, 2004.

[10]  Earnings per share:

      Basic earnings per share ("EPS") has been calculated by dividing net income by the weighted average shares of common stock outstanding during the year. Diluted EPS reflects the potential reduction in EPS, using the treasury stock method to reflect the impact of common share equivalents if dilutive securities such as stock options or warrants were exercised or converted into common stock.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended March 31, 2006 and 2005:

                                                      Years Ended
                                --------------------------------------------------------
                                      March 31, 2006               March 31, 2005
                                --------------------------    --------------------------
                                Numerator/    Denominator/    Numerator/    Denominator/
                                Net Income       Shares       Net Income       Shares
                                -----------   ------------    -----------   ------------
Net income and shares
used in basic calculation       $   783,825     21,910,067    $   447,914     18,332,660
                                ===========                   ===========
Effect of dilutive
securities  - warrants                             243,051                       297,215
                                                ----------                    ----------
Net income and shares
used in diluted calculation                     22,153,119                    18,629,876
                                                ==========                    ==========

Earnings per share - basic      $      0.04                   $      0.02
                                ===========                   ===========
Earnings per share - diluted    $      0.04                   $      0.02
                                ===========                   ===========

[11]  Reclassifications:

      Certain fiscal 2005 amounts have been reclassified to conform with the fiscal 2006 presentation.

[12]  Future impact of recently issued accounting standards:

      In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which replaces SFAS 123 and supersedes APB Opinion No. 25. Under the provisions of SFAS 123(R), companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly will be adopted by the Company in the first quarter of fiscal year 2007. SFAS 123(R) requires that compensation expense be recognized for the unvested portions of existing options granted prior to its effective date of adoption and the cost of options granted to employees after the effective date based on the fair value of the stock options at grant date. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that the adoption of this Statement on April 1, 2006 will have a material impact on the Company's financial position or results of operation.

NOTE C - RECEIVABLE FROM CLEARING BROKER

At March 31, 2006, the receivable from clearing broker amount in the statement of financial condition represents the Company's cash balance with its clearing broker.

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at March 31, 2006 consisted entirely of marketable equity securities.

NOTE E - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, equipment and leasehold improvements are summarized as follows:

                                                               March 31,
                                                                 2006
                                                              -----------

      Furniture and equipment                                 $ 1,967,374

      Leasehold improvements                                       45,538
                                                              -----------

           Gross                                                2,012,912

      Accumulated depreciation and amortization                (1,837,348)
                                                              -----------

            Net                                               $   175,564
                                                              ===========

Depreciation and amortization expense totaled $145,214 and 98,347 for the years ended March 31, 2006 and 2005, respectively.

NOTE F - STOCKHOLDERS' EQUITY

[1]   Private placement:

      In October and November 2004, the Company raised $1,305,450 through the sale of 483.5 units in a private placement. Each unit was sold for $2,700 and consisted of 3,526 shares of common stock and a five-year redeemable warrant, which expires in 2009, to purchase 3,526 shares of the Company's common stock at an exercise price of $1.0494 per share.

[2]   Warrants:

      In December of 2004, the Company issued 55,826 five-year redeemable warrants to consultants for services in connection with the Company's corporate structure. The consulting warrants are exercisable into common stock at a price of $1.0494 per share and expire in 2009. The warrants, which vested immediately, resulted in a charge of $8,839 based on the fair value of the warrants ($.16 per warrant). The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate of 3.27%, dividend yield of 0%, volatility factor of .70 and an average expected life of three years.

      The warrants sold in the private placement and the consulting warrants may be redeemed by the Company at $.01 per redeemable warrant, upon not less than thirty days written notice, if the average of the closing sale price of the common stock is at least $2.10 for a period of 20 consecutive days ending on the third day prior to the date of the notice of redemption. Any right to exercise the warrant expires on the business day immediately preceding the date of redemption.

      A summary of the Company's warrants and related information for the years ended March 31, 2006 and 2005 is as follows:

                                                               Weighted Average
                                                                Exercise Price
                                                               ----------------

      Outstanding at April 1, 2004                         --             --

      Granted                                       1,760,590      $  1.0494
      Exercised                                            --             --
                                                    ---------      ---------

      Outstanding at March 31, 2005                 1,760,590      $  1.0494

      Granted                                              --             --
      Exercised                                            --             --
                                                    ---------      ---------

      Outstanding at March 31, 2006                 1,760,590      $  1.0494
                                                    =========      =========

      Weighted average remaining months
         of contractual life at March 31, 2006             44
                                                    =========

[3]   Stock option plan

      On July 26, 2005, the stockholders approved a stock option plan (the "2005 Plan"), which provides for the granting of options to purchase up to an aggregate of 2,000,000 shares of common stock, pursuant to which employees, consultants, independent contractors, officers and directors are eligible to receive incentive and/or nonqualified stock options. Options granted under the 2005 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on the date of grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock shall in no event be less than 110% of the fair market value of the stock covered by the option at the time the option is granted and shall not be exercisable more than five years after date of grant. Options issued under the 2005 Plan will typically vest over either a three or four year period from the anniversary date of the grant. No options were granted during the year ended March 31, 2006.

[4]   Sale of stock

      On January 10, 2006, the Company sold 6,581,784 shares of its common stock (the "Securities") for $2,000,000. There were no underwriting discounts or commissions paid in connection with the sale of the Securities.

NOTE G - INCOME TAXES

The Company files a federal income tax return, which will be on a consolidated basis with its wholly-owned subsidiary for the year ended March 31, 2006, as well as state income tax returns in certain jurisdictions. Commencing November 1, 2004, Hudson elected to be taxed as a C corporation. Therefore, the tax provision for the year ended March 31, 2005 excluded taxes on income for the period April 1, 2005 through October 31, 2004.

The provision (benefit) for taxes consists of the following:

                                            Actual               Pro Forma
                                  -------------------------      ---------
                                     2006            2005           2005
                                  ---------       ---------      ---------
                                                                (unaudited)
      Federal:
         Current                  $ 558,500       $ 184,000      $ 312,000
         Deferred                  (121,500)         16,000         52,000

      State and local:
         Current                     52,500          31,000         16,000
         Deferred                   (20,500)          3,000          3,000
                                  ---------       ---------      ---------

                                    469,000       $ 234,000      $ 383,000
                                  =========       =========      =========

For the years ended March 31, 2006 and 2005, the expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

                                                   Actual          Pro Forma
                                              ----------------     ---------
                                               2006       2005        2005
                                              -----      -----       -----
                                                                  (unaudited)

      Expected tax expense                    34.00%     34.00%      34.00%
      Non-taxable S corporation income                   (11.05)%
      State income tax net of federal          2.55%      4.57%       7.67%
      income tax effect
      Non-deductible items                     4.59%      4.61%      14.30%
      Other                                   (3.71)%     2.18%       0.20%
                                              -----      -----       -----

      Actual tax expense                      37.44%     34.31%      56.17%
                                              =====      =====       =====

The principal components of the net deferred tax asset at March 31, 2006 are as follows:

                                                                      March 31,
                                                                         2006
                                                                      ---------

Deferred tax assets

      State net operating loss carryforward                           $  46,000

      Reserve for commissions receivable and bad debt                    55,000

      Deferred rent                                                      12,000

      Excess of tax over book basis of fixed assets                      56,000
                                                                      ---------

      Total gross deferred tax assets                                   169,000

      Valuation allowance                                               (46,000)
                                                                      ---------

      Net deferred tax asset                                          $ 123,000
                                                                      ---------

As of March 31, 2006, the Company has a state net operating loss carryforward of approximately $848,000, which expires in 2011. Prior to the Exchange, as discussed in Note A, the Company had federal net operating loss carryforwards which, due to the merger with Hudson, are no longer available to be utilized pursuant to the provisions of the tax law. A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized.

NOTE H - SALARY REDUCTION RETIREMENT PLAN

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable per the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended March 31, 2006 and 2005, the Company made no matching contributions.

NOTE I - COMMITMENTS AND CONTINGENCIES

[1]   Lease:

      The Company leases office space at its main office in Jersey City, New Jersey and one satellite location. As of March 31, 2006 the Company recorded a deferred lease liability of $30,412 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments. Future minimum lease commitments as of March 31, 2006 are as follows:

                Years Ended
                 March 31,
                -----------

                   2007                    $ 373,500
                   2008                      227,807
                                           ---------

                                           $ 601,307
                                           =========

      Rent expense, net of sublease income, was approximately $523,000 and $563,000 for the years ended March 31, 2006 and 2005, respectively.

      See Note K for discussion of an additional lease commitment.

[2]   Contingencies:

      The Company has been named as a defendant in various actions relating to its activities as a broker-dealer including civil actions and arbitration. From time to time, the Company is also involved in proceedings and investigations by self-regulatory organizations. Although the ultimate outcome of these matters involving the Company cannot be predicted with certainty, management believes it has meritorious defenses to all such actions and intends to defend each of these actions vigorously. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company's management the ultimate resolution of such actions against the Company will have no material adverse effect on the Company's financial condition.

NOTE J - NET CAPITAL REQUIREMENT

Hudson is subject to various regulatory requirements, including the SEC's Uniform Net Capital Rule (SEC rule 15c3-1), which is intended to ensure the general financial soundness and liquidity of broker-dealers by requiring the maintenance of minimum levels of net capital. These regulations place limitations on certain transactions, such as repaying subordinated borrowings, paying cash dividends, and making loans to its parent, affiliates or employees. Broker-dealers are prohibited from such transactions which would result in a reduction of its total net capital to less than 120% of its required minimum net capital. Moreover, broker-dealers are required to notify the SEC before entering into such transactions which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less the minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer.

At March 31, 2006, Hudson had net capital of $5,454,995, which was $4,454,995 in excess of its required net capital of $1,000,000.

NOTE K - SUBSEQUENT EVENTS

[1]   New office lease:

      On April 4, 2006, Hudson entered into an agreement to sublease an additional 26,875 rentable square feet of office space in Jersey City, New Jersey. The sublease is guaranteed by the Company. The lease will commence when the landlord's work is substantially complete and expires on August 30, 2012. Future minimum lease commitments are as follows:

         Years Ended
          March 31,
         -----------

            2007                                          $  235,000
            2008                                             302,000
            2009                                             403,000
            2010                                             463.000
            2011                                             483,000
            Thereafter                                       544,000
                                                          ----------

                                                          $2,430,000
                                                          ==========

[2]   Letter of credit:

      In connection with the new office lease, on April 20, 2006 Hudson deposited a one-year $225,000 irrevocable standby letter of credit with the landlord as security, which automatically renews for additional one-year terms, unless sixty days written notice is provided. Pursuant to the lease agreement, Hudson is required to maintain the letter of credit until sixty days following the expiration of the lease. On April 5, 2006, Hudson deposited $225,000 with the issuing financial institution in the form of an automatically renewable, fourteen month time deposit, in order to collateralize the letter of credit.

[3]   New subsidiary:

      On May 22, 2006, Hudson Technologies Inc. ("HTI") was formed as Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. On June 13, 2006, the Company funded HTI as a wholly-owned subsidiary with a $150,000 initial investment.

[4]   Option grants:

      In May 2006, the Company granted non-qualified stock options to four employees pursuant to the 2005 Stock Option Plan. The grants enable the employees to purchase a total of 125,000 shares at an exercise price of $1.46 per share, which was the market value on the date of the grant. Vesting occurs over three years and the options expire in November 2009.