Form 10QSB
period 2006-06-30
HUDSON HOLDING CORP
filed 2006-08-14
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-9587

HUDSON HOLDING CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-3766053

(State of incorporation)	(I.R.S. Employer Identification No.)

525 Washington Blvd., Suite 3600
Jersey City, New Jersey 07310
(Address of principal executive offices, including zip code)

(201) 216-0100
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes ☐ No ☒

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, on August 10, 2006, was 27,149,860 shares.

Transitional Small Business Disclosure Format (check one):     Yes ☐ No ☒

HUDSON HOLDING CORPORATION

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION
JUNE 30, 2006
(unaudited)

ASSETS
Cash and cash equivalents	$465,825
Receivable from broker-dealer	5,345,374
Securities owned	4,068,541
Furniture, equipment, capitalized software and leasehold improvements, net	206,629
Deferred taxes	81,000
Other assets	235,492
Goodwill	1,111,179

$11,514,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Securities sold, but not yet purchased	$1,434,877
Commissions payable	825,213
Accrued expenses and other liabilities	425,098
Income taxes payable	233,534

Total liabilities	2,918,722

Commitments and contingencies (Note F)

Stockholders' equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
none issued	-
Common stock, $.001 par value, 100,000,000 shares authorized,
27,149,860 shares issued and outstanding	27,150
Additional paid-in capital	6,674,911
Retained earnings	1,893,257

Total stockholders' equity	8,595,318

$11,514,040

See notes to consolidated condensed financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,
	2006	2005

Revenues:
Trading gains, net	$5,219,934	$3,641,127
Commissions	416,990	700,086
Interest and other income	67,887	16,323

	5,704,811	4,357,536

Expenses:
Salaries and related costs	837,297	682,192
Commissions and clearing charges	2,366,948	2,185,996
Communications	1,199,793	1,132,025
Occupancy	146,691	129,556
Professional fees	99,525	135,593
Business development	83,996	107,613
Other	158,575	131,774

	4,892,825	4,504,749

Income (loss) before income taxes	811,986	(147,213)
Provision (benefit) for income taxes	311,500	(44,708)

Net income (loss)	$500,486	$(102,505)

Earnings (loss) per share - basic	$0.02	$(0.01)
Earnings (loss) per share - diluted	$0.02	$(0.01)

Weighted average number of shares outstanding - basic	27,149,860	20,112,035
Weighted average number of shares outstanding - diluted	27,725,845	20,112,035

See notes to consolidated condensed financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$500,486	$(102,505)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	29,171	13,000
Non-cash stock based compensation	2,150	-
Commission receivable reserve provision	-	142,978
Deferred rent	14,772	-
Changes in:
Receivable from broker-dealer	(478,824)	111,845
Securities owned	(333,144)	315,150
Deferred taxes	42,000	(2,200)
Other assets	142,138	(27,412)
Securities sold, but not yet purchased	1,016,289	(194,196)
Commissions payable	(368,930)	(191,332)
Accrued expenses and other liabilities	(168,596)	(91,773)
Income taxes payable	(348,000)	(22,416)

Net cash provided by (used in) operating activities	49,512	(48,861)

Cash flows from investing activities:
Purchase of furniture, equipment, capitalized software and leasehold improvements	(60,236)	-

Net decrease in cash and cash equivalents	(10,724)	(48,861)
Cash - beginning of year	476,549	295,102

Cash - end of year	$465,825	$246,241

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$617,500	$-
Non-cash operating activities:
Commissions receivable written-off against reserve	$112,521	$-

See notes to consolidated condensed financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of Hudson Holding Corporation (“Holding”) as of June 30, 2006, the consolidated results of its operations and cash flows for the three month periods ended June 30, 2006 and 2005. The results of operations for the three month period ended June 30, 2006 are not necessarily indicative of the operating results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended March 31, 2006 included in Holding’s Annual Report on Form 10-KSB.

The consolidated condensed financial statements include the accounts of Holding, a holding company, and its wholly owned subsidiaries, namely Hudson Securities, Inc. (“Hudson”) and Hudson Technologies Inc. (“Technologies”) (collectively the “Company”). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). Hudson is a market maker specializing in providing liquidity in less liquid, difficult to trade stocks and is an introducing broker which clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. The Company has offices in New Jersey and Florida.

In December 2004, Hudson entered into an Agreement and Plan of Merger (the "Agreement") with Health Outcomes Management, Inc. ("HOM"), a non-operating public company. On May 3, 2005, under the terms of the Agreement, Hudson's stockholders exchanged all 10,967,000 shares of their common stock for 19,334,084 post reverse-split shares of HOM common stock, and Hudson’s warrantholders exchanged 998,667 of their Hudson warrants with an exercise price of $1.85 for 1,760,590 post reverse-split warrants to purchase HOM common stock at $1.0494 per share (the "Exchange"). The HOM shares that were issued represented 94% of HOM's outstanding interest at the time of the Exchange. In connection with the legal form of this transaction, Hudson became a wholly owned subsidiary of HOM. On September 6, 2005, HOM changed its name to Hudson Holding Corporation and effectuated a one for eight reverse stock split for all stockholders of record as of the close of business on June 13, 2005. For financial reporting purposes, the Exchange represents a capital transaction of Hudson or a "reverse merger" rather than a business combination. Accordingly, the number of shares issued and outstanding and additional paid-in capital of Holding has been retroactively adjusted to reflect the equivalent number of shares issued by HOM in the Exchange, on a post reverse-split basis, while Hudson’s historical retained earnings is being carried forward. All costs attributable to the reverse merger were expensed. Further, all per share amounts and number of common stock shares, including those obtainable on the exercise of options and warrants, in these consolidated condensed financial statements and notes thereto, have been reflected on a post reverse-split basis.

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

The Company files a consolidated federal income tax return, as well as state income tax returns in certain jurisdictions. As of June 30, 2006, the Company has a state net operating loss carryforward of approximately $484,000, which expires in 2011. Prior to the Exchange, as discussed in Note A, the Company had federal net operating loss carryforwards which, due to the merger with Hudson, are no longer available to be utilized pursuant to the provisions of the tax law. A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized.

[3]	Furniture, equipment, capitalized software, leasehold improvements and depreciation:

Furniture, equipment and leasehold improvements are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the related asset or, in the case of leasehold improvements, over the shorter of the remaining life of the lease or the estimated economic life of the improvements.

During the three months ended June 30, 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of $45,000 are carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Condensed Statement of Financial Condition as of June 30, 2006. The entire amount represents software that is still in development and is not being amortized.

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

[5]	Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

[6]	Concentrations of credit risk:

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

Substantially all of Hudson’s cash and security positions are deposited with its clearing broker for safekeeping purposes. Hudson maintains cash in bank accounts, which, at times, may exceed federally insured limits. Hudson has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

[7]	Goodwill:

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, at least annually, by applying a fair value based test. As a result of its most recent assessment, the Company determined that no such impairment needed to be recognized and it has no reason to believe that there was any impairment as of June 30, 2006.

[8]	Commissions receivable reserve:

Commissions receivable represent cumulative draws and benefits provided to traders and salespersons in excess of cumulative commissions earned. The Company expected to collect these receivables from future earned commissions. The Company established reserves as an offset to the receivable balance on the basis of historical collections and estimates of future collections. As of June 30, 2006, the Company wrote-off $112,521 of commissions receivable against a reserve of the same amount, because the personnel associated with the receivables were converted to salary-based compensation and the receivables were forgiven.

[9]	Stock based compensation:

The Company has established a stock option plan (the "2005 Plan"), which provides for the granting of options to purchase up to an aggregate of 2,000,000 shares of common stock, pursuant to which employees, consultants, independent contractors, officers and directors are eligible to receive incentive and/or nonqualified stock options. Options granted under the 2005 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on the date of grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock shall in no event be less than 110% of the fair market value of the stock covered by the option at the time the option is granted and shall not be exercisable more than five years after date of grant. Options issued under the 2005 Plan will typically vest over either a three or four year period from the anniversary date of the grant.

The Company accounts for stock options issued under the 2005 Plan under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is then recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period. The Company recognized $2,150 of compensation expense related to stock option grants during the three and six months ended June 30, 2006.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. It should be noted that the Black-Scholes option-pricing model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions and are fully transferable, and therefore are different from employee and director options which have both vesting and transfer restrictions which may affect their value. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. Given that the Company’s shares don’t have a long history of being publicly traded since May 3, 2005, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry, during the early stages of their life as a public company. In applying the Black-Scholes option pricing model, the Company used the following assumptions:

For the three months ended
June 30, 2006
Risk free interest rate	4.95%
Weighted average expected life of options (years)	2.45
Expected volatility of Company’s common stock	65%
Expected dividends	---

The fair value of the stock options granted during the three months ended June 30, 2006 was $0.62 per share.

[10]	Earnings (loss) per share:

Basic earnings (loss) per share (“EPS”) has been calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the periods. Diluted EPS reflects the potential reduction in EPS, using the treasury stock method to reflect the impact of common share equivalents if dilutive securities such as stock options or warrants were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended June 30, 2006 and 2005:

	Three Months Ended
	June 30, 2006		June 30, 2005
	Numerator/ Net Income	Denominator/ Shares	Numerator/ Net Loss	Denominator/ Shares

Net income (loss) and shares used in basic calculation	$500,486	27,149,860	$(102,505)	20,112,035
Effect of dilutive securities - options and warrants		575,985		-
Shares used in diluted calculation		27,725,845		20,112,035

Earnings (loss) per share - basic	$0.02		$(0.01)
Earnings (loss) per share - diluted	$0.02		$(0.01)

Potentially dilutive securities realizable from the exercise of 1,760,590 warrants outstanding at June 30, 2005 are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

[11]	Reclassifications:

Certain fiscal 2006 amounts have been reclassified to conform with the fiscal 2007 presentation.

[12]	Future impact of recently issued accounting standards:

In July 2006,  the FASB  issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN 48"),  which  clarifies the accounting  for  uncertainty  in tax positions.  This Interpretation  requires  that the Company recognize  in its financial  statements,  the impact of a tax position,  if that  position  is more  likely than not of being sustained  on  audit,  based  on  the  technical  merits  of the  position.  The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting  principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
.
NOTE C - RECEIVABLE FROM CLEARING BROKER

At June 30, 2006, the receivable from clearing broker amount in the statement of financial condition represents the Company's cash balance with its clearing broker.

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at June 30, 2006 consisted entirely of marketable equity securities.

NOTE E - STOCKHOLDERS' EQUITY

[1]	Warrants:

The Company has 1,760,590 warrants outstanding which are exercisable for common stock at a price of $1.0494 per share and expire in 2009. The warrants may be redeemed by the Company at $.01 per redeemable warrant, upon not less than thirty days written notice, if the average of the closing sale price of the common stock is at least $2.10 for a period of 20 consecutive days ending on the third day prior to the date of the notice of redemption. Any right to exercise the warrant expires on the business day immediately preceding the date of redemption.

[2]	Stock options:

In May 2006, the Company granted non-qualified stock options to four employees pursuant to the 2005 Stock Option Plan. The grants enable the employees to purchase an aggregate of 125,000 shares at an exercise price of $1.46 per share, which was the market value on the date of the grant. Vesting occurs over three years and the options expire in November 2009.

NOTE F - COMMITMENTS AND CONTINGENCIES

[1]	Leases:

On April 4, 2006, Hudson entered into an agreement to sublease an additional 26,875 rentable square feet of office space in Jersey City, New Jersey. The sublease is guaranteed by Holding. The lease commenced on June 21, 2006 and expires on August 30, 2012.

Accordingly, the Company leases office space at two Jersey City, New Jersey locations and one satellite location. As of June 30, 2006 the Company had a deferred lease liability of $27,610 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments.

Future minimum lease commitments as of June 30, 2006 are as follows:

Years Ended
June 30,

2007	$703,000
2008	443,000
2009	480,000
2010	484.000
2011	490,000
Thereafter	658,000

$3,258,000

Rent expense was approximately $147,000 and $130,000 for the three months ended June 30, 2006 and 2005, respectively.

[2]	Letter of credit:

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

[3]	Contingencies:

The Company has been named as a defendant in various actions relating to its activities as a broker-dealer including civil actions and arbitration. From time to time, the Company is also involved in proceedings and investigations by self-regulatory organizations. Although the ultimate outcome of these matters involving the Company cannot be predicted with certainty, management believes it has meritorious defenses to all such actions and intends to defend each of these actions vigorously. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company’s management, the ultimate resolution of such actions against the Company will have no material adverse effect on the Company's financial condition.

NOTE G - NET CAPITAL REQUIREMENT

Hudson is subject to various regulatory requirements, including the SEC’s Uniform Net Capital Rule (SEC rule 15c3-1), which is intended to ensure the general financial soundness and liquidity of broker-dealers by requiring the maintenance of minimum levels of net capital. These regulations place limitations on certain transactions, such as repaying subordinated borrowings, paying cash dividends, and making loans to its parent, affiliates or employees. Broker-dealers are prohibited from such transactions which would result in a reduction of its total net capital to less than 120% of its required minimum net capital. Moreover, broker-dealers are required to notify the SEC before entering into such transactions which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less the minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer.

At June 30, 2006, Hudson had net capital of $5,624,216, which was $4,624,216 in excess of its required net capital of $1,000,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including business conditions, growth in the overall market for the Company’s services, general economic conditions, lower than expected customer transactions, competitive factors including increased competition, changes in the mix of business, and resource constraints and other statements under “Risk Factors” set forth in our Form 10-KSB for the year ended March 31, 2006 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Business Environment

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and adversely affect our profitability. In periods of reduced market activity, our profitability may also be affected because certain expenses, such as salaries, certain communications costs, and occupancy remain relatively fixed.

Results of Operations

Three months ended June 30, 2006 compared to June 30, 2005

We had overall revenues of $5,704,811 for the three months ended June 30, 2006 as compared to $4,357,536 for the three months ended June 30, 2005. Net trading gains increased to $5,219,934 from $3,641,127 during the same period in the prior year. The last two quarters represented the best quarterly trading results during the last two fiscal years, as a result of increased market activity. The nature of our business is that our quarterly net trading gains can be subject to substantial volatility as a result of market conditions (prices and volume).

Commission revenues decreased to $416,990 from $700,086 during the same period last year. A hedge fund execution team that was added during the first quarter of fiscal 2005 was responsible for roughly $300,000 of the commission revenue during the three months ended June 30, 2005. However, this team exited during the first quarter of fiscal 2007, generating negligible commission revenue during the three months ended June 30, 2006, following the loss of a significant client and a recognition that primarily low-margin business remained. Consistent with our business plan, we are in the process of recruiting an established institutional sales group which would generate additional commission revenues, although there can be no assurance that we will be successful in attracting such a group.

Interest and other income increased to approximately $67,887 from $16,323 during the comparable period last year. This is primarily a result of interest income associated with higher cash balances with our clearing broker, which is attributable to cash generated from private placements plus retained earnings.

Our cost structure consists of both variable costs, such as commissions and clearing charges, and fixed costs, such as salaries and related (including payroll taxes and benefits), communications (quote, trading, order management and telecommunication services), occupancy (rent, electricity, maintenance and real estate taxes) professional fees (attorneys and auditors), business development (travel, entertainment and advertising) and other operating costs. From a compensation perspective, roughly half of our employees are salaried, while most of our traders and salespersons receive revenue-based commission payments.

Pre-tax income increased to $811,986 for the three months ended June 30, 2006, from a pre-tax loss of $147,213 for the three months ended June 30, 2005. We benefited from improved margins in addition to the revenue increase. Trader and salesperson commissions of $2,175,270 (38.1% of revenues) in the first quarter of fiscal 2007 compare to $1,896,681 (43.5% of revenues) in the first quarter of fiscal 2006, primarily because four employee shareholders are no longer compensated on a commissioned basis following the change-in-control. Clearance charges of $191,678 (3.4% of revenues) in the three months ended June 30, 2006 compare to $289,313 (6.6% of revenues) in the three months ended June 30, 2005, primarily due to ongoing negotiated rate reductions. Communication costs, which remained relatively steady at $1,199,793 in the quarter ending June 30, 2006, represent order management, stock quotation and news services, in addition to telecommunications and networking costs. Salaries and related costs increased to approximately $837,297 from $682,192 in the comparable quarter in the prior year, primarily due to an increased IT commitment plus costs associated with temporary workers related to our pending headquarters move.

Net income increased to $500,486 for the three months ended June 30, 2006, from a net loss of $102,505 during the same quarter last year. The income tax provision increased to $311,500 from a $44,708 benefit in the year earlier period, primarily due to the increase in pre-tax income.

Liquidity and Capital Resources

Working Capital

During the past twelve months, our working capital (current assets less current liabilities) improved to $6,961,018 from $3,784,579, primarily as a result of a $2,000,000 sale of common stock plus the retention of earnings. We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. Current assets include cash, receivable from broker-dealer (cash on deposit with our clearing broker) and marketable securities. All liabilities are current liabilities.

We currently do not have any outstanding bank borrowings or long-term debt. On April 20, 2006, we deposited a $225,000 letter of credit with the landlord associated with our new headquarters space, after depositing $225,000 of collateral with the issuing financial institution in the form of a fourteen month time deposit.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. See Note G to the consolidated condensed financial statements for additional details related to regulatory net capital requirements. While our operations have been profitable during each of the last three fiscal years, we still expect that any significant expansion or acquisition opportunities will require additional subordinated debt or common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our new headquarters space was recently renovated by the previous occupants and will not require material expenditures on our part, other than for telecommunications equipment which will be leased over a two and a half year period with aggregate payments totaling approximately $250,000. Hudson Technologies Inc. (“Technologies”) was formed as a Delaware corporation on May 22, 2006 and was initially funded with $150,000 in order to accommodate an initial expense budget of ~$25,000 per month. However, Technologies will require additional funds during its development stage. The purpose of HTI is to perform software development and technology services, both for the Company and for customers.

Our cash position declined by $10,724 to $465,825 during the three months ended June 30, 2006, after decreasing by $48,861 to $246,241 during the three months ended June 30, 2005. However, it should be noted that the bulk of our excess funds are kept on deposit with our clearing broker, rather than being held as cash in a bank account.

Operating Activities

Net cash provided by operating activities was $49,512 during the three months ended June 30, 2006, as a result of $1.2 million of cash generation associated with $500,486 of net income and a $683,145 decrease in net securities positions (securities owned and securities sold), partially offset by a $1.2 million of cash usage associated with a $478,824 increase in the broker dealer receivable balance, a $368,930 decrease in commissions payable and a $348,000 increase in the current income tax liability. Net cash used in operating activities was $48,861 during the three months ended June 30, 2005.

Investing Activities

Net cash used in investing activities was $60,236 during the three months ended June 30, 2006. The usage of cash was associated with the development of capitalized software and the purchase of leasehold improvements. There were no cash flows associated with investing activities during the three months ended June 30, 2005.

OFF BALANCE SHEET ARRANGEMENTS

On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our new office lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen month time deposit, in order to collateralize the letter of credit. As of June 30, 2006, we had no other off-balance sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B.

ITEM 3: CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended June 30, 2006. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2006, we did not issue or repurchase any of our equity securities. We do not currently have in place a repurchase program for the repurchase of our common stock, nor do we have any plans to implement a common stock repurchase program in the near future, if at all.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*

32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b)	Reports on Form 8-K

None.

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006	By: /s/ Martin Cunningham
Name: Martin Cunningham
Title: Chairman and
Chief Executive Officer

Dated: August 14, 2006	By: /s/ Keith Knox
Name: Keith Knox
Title: President and
Principal Accounting Officer