Form 10QSB
period 2006-09-30
HUDSON HOLDING CORP
filed 2006-11-14
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-9587
HUDSON HOLDING CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-3766053
(State of incorporation)	(I.R.S. Employer Identification No.)

111 Town Square Place; Suite 1500A
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
Yes ☐  No  ☒

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, on November 10, 2006, was 27,149,860 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

HUDSON HOLDING CORPORATION

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION
SEPTEMBER 30, 2006
(unaudited)

ASSETS
Cash and cash equivalents	$6,328,423
Cash - restricted	225,000
Securities owned	4,161,668
Prepaid income taxes	360,213
Furniture, equipment, capitalized software and leasehold improvements, net	321,282
Deferred taxes	71,500
Other assets	124,408
Goodwill	1,111,179

$12,703,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to broker-dealer	$1,725,185
Securities sold, but not yet purchased	1,400,609
Commissions payable	625,782
Accrued expenses and other liabilities	649,191

Total liabilities	4,400,767

Commitments and contingencies (Note F)

Stockholders' equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
none issued	-
Common stock, $.001 par value, 100,000,000 shares authorized,
27,149,860 shares issued and outstanding	27,150
Additional paid-in capital	6,698,761
Retained earnings	1,576,995

Total stockholders' equity	8,302,906

$12,703,673

See notes to consolidated condensed financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Trading gains, net	$3,863,484	$3,579,448	$9,083,417	$7,127,875
Commissions	514,666	770,771	931,657	1,470,857
Interest and other income	14,558	18,573	82,444	66,083

	4,392,708	4,368,792	10,097,518	8,664,815

Expenses:
Salaries and related costs	788,107	681,174	1,625,404	1,363,366
Commissions and clearing charges	2,024,116	1,984,495	4,391,064	4,108,979
Communications	1,251,060	1,043,424	2,450,852	2,175,448
Occupancy	326,373	128,365	473,064	257,921
Professional fees	150,498	172,430	250,024	317,481
Business development	83,359	107,613	167,354	107,613
Other	195,624	131,106	354,200	361,035

	4,819,137	4,248,607	9,711,962	8,691,843

Income (loss) before income taxes	(426,429)	120,185	385,556	(27,028)
Provision (benefit) for income taxes	(110,168)	60,709	201,332	16,002

Net income (loss)	$(316,261)	$59,476	$184,224	$(43,030)

Earnings (loss) per share – basic	$(0.01)	$0.00	$0.01	$(0.00)
Earnings (loss) per share - diluted	$(0.01)	$0.00	$0.01	$(0.00)

Weighted average number of shares outstanding - basic	27,149,860	20,568,076	27,149,860	20,340,056
Weighted average number of shares outstanding - diluted	27,149,860	20,568,076	27,490,327	20,340,056

See notes to consolidated condensed financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$184,224	$(43,030)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	64,866	28,000
Non-cash stock based compensation - directors	17,400	-
Non-cash stock based compensation - employees	8,600	-
Commission receivable reserve provision	114,317	142,978
Deferred rent	67,945	(7,980)
Changes in:
Receivable/payable from/to broker-dealer	6,591,735	418,555
Securities owned	(426,271)	(200,196)
Commissions receivable	(114,317)	-
Income taxes receivable/payable	(941,747)	20,948
Deferred taxes	51,500	(3.650)
Other assets	253,222	(49,330)
Securities sold, but not yet purchased	982,021	135,217
Commissions payable	(568,361)	(128,710)
Accrued expenses and other liabilities	2,324	(306,191)

Net cash provided by operating activities	6,287,458	6,611

Cash flows from investing activities:
Purchase of furniture, equipment, capitalized software and leasehold improvements	(210,584)	(24,971)
Cash subject to restrictions	(225,000)	-
Net cash used by investing activities	(435,584)	(24,971)

Net increase (decrease) in cash	5,851,874	(18,360)
Cash - beginning of period	476,549	295,102

Cash - end of period	$6,328,423	$276,742

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,097,450	$-
Non-cash investing and financing activities:
Commissions receivable written-off against reserve	$112,521	$-
Shares deemed issued in connection with the
Health Outcomes Management merger and recapitalization	$-	$98,727

See notes to consolidated condensed financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of Hudson Holding Corporation (“Holding”) as of September 30, 2006, the consolidated results of its operations for the three and six month periods ended September 30, 2006 and 2005 and cash flows for the six month periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended March 31, 2006 included in Holding’s Annual Report on Form 10-KSB.

The consolidated condensed financial statements include the accounts of Holding, a holding company, and its wholly owned subsidiaries, namely Hudson Securities, Inc. (“Hudson”) and Hudson Technologies, Inc. (“Technologies”) (collectively the “Company”). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). Hudson is a market maker specializing in providing liquidity in less liquid, difficult to trade stocks and is an introducing broker which clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. The Company has offices in New Jersey and Florida.

In December 2004, Hudson entered into an Agreement and Plan of Merger (the "Agreement") with Health Outcomes Management, Inc. ("HOM"), a non-operating public company. On May 3, 2005, under the terms of the Agreement, Hudson's stockholders exchanged all 10,967,000 shares of their common stock for 19,334,084 post reverse-split shares of HOM common stock, and Hudson’s warrantholders exchanged 998,667 of their Hudson warrants with an exercise price of $1.85 for 1,760,590 post reverse-split warrants to purchase HOM common stock at $1.0494 per share (the "Exchange"). The HOM shares that were issued represented 94% of HOM's outstanding interest at the time of the Exchange. In connection with the legal form of this transaction, Hudson became a wholly owned subsidiary of HOM. On September 6, 2005, HOM changed its name to Hudson Holding Corporation and effectuated a one for eight reverse stock split for all stockholders of record as of the close of business on June 13, 2005. For financial reporting purposes, the Exchange represents a capital transaction of Hudson or a "reverse merger" rather than a business combination. Accordingly, the number of shares issued and outstanding and additional paid-in capital of Holding has been retroactively adjusted to reflect the equivalent number of shares issued by HOM in the Exchange, on a post reverse-split basis, while Hudson’s historical retained earnings is being carried forward. All costs attributable to the reverse merger were expensed. Further, all per share amounts and number of common stock shares, including those obtainable on the exercise of options and warrants, in these consolidated financial statements and notes thereto, have been reflected on a post reverse-split basis.

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

The Company files a consolidated federal income tax return, as well as state income tax returns in certain jurisdictions. As of September 30, 2006, the Company has a state net operating loss carryforward of approximately $640,000, which expires in 2011. The income tax benefit related to the three months ended September 30, 2006 represents the reversal of income tax provisions recorded during the three months ended June 30, 2006. Prior to the Exchange, as discussed in Note A, the Company had federal net operating loss carryforwards which, due to the merger with Hudson, are no longer available to be utilized pursuant to the provisions of the tax law. A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized.

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

During April 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of $105,000 are carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of September 30, 2006. The entire amount represents software that is still in development and is not being amortized.

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

Restricted cash represents an automatically renewable, fourteen month time deposit which collateralizes a letter of credit. See Note F[2] for additional details.

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

In the normal course of business, Hudson enters into transactions in various derivative instruments for trading purposes. These transactions include securities sold short, but not yet purchased, option and warrant contracts.

Securities sold short, but not yet purchased, represent obligations of Hudson to deliver the underlying securities sold. Option and warrant contracts written represent obligations of Hudson to purchase or deliver the specified security at the contracted price. Hudson's ultimate obligation on such instruments may exceed the amount recognized in the statement of financial condition. Hudson monitors its positions continuously to reduce the risk of the potential loss due to changes in market value or failure of counterparties to perform.

Substantially all of Hudson’s cash and security positions are deposited with its clearing broker for safekeeping purposes. Hudson maintains cash in bank accounts, which, at times, may exceed federally insured limits. Hudson has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

[7] Goodwill:

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, at least annually, by applying a fair value based test. As a result of its most recent annual assessment, the Company determined that no such impairment needed to be recognized.

[8] Commissions receivable reserve:

Commissions receivable represent cumulative draws and benefits provided to traders and salespersons in excess of cumulative commissions earned. The Company expected to collect these receivables from future earned commissions. The Company established reserves as an offset to the receivable balance on the basis of historical collections and estimates of future collections. As of September 30, 2006, the Company had a reserve of $114,317 against commissions receivable of the same amount, based on management’s assessment of the Company’s historical collection experience, which are included in commissions payable.

[9] Stock based compensation:

The Company has established a stock option plan (the "2005 Plan"), which provides for the granting of options to purchase up to an aggregate of 2,000,000 shares of common stock, pursuant to which employees, consultants, independent contractors, officers and directors are eligible to receive incentive and/or nonqualified stock options. Options granted under the 2005 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on the date of grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock shall in no event be less than 110% of the fair market value of the stock covered by the option at the time the option is granted and shall not be exercisable more than five years after date of grant. Options issued under the 2005 Plan will typically vest over either a three or four year period from the anniversary date of the grant. Exercises of options granted under the 2005 Plan will typically result in the issuance of new common shares.

The Company accounts for stock options issued under the 2005 Plan under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is then recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period. The Company recognized $6,450 and $8,600 of compensation expense related to employee stock option grants during the three and six months ended September 30, 2006. In addition, the Company recognized $17,400 of director fees expense related to non-employee stock option grants associated with their services as a director, during the three and six months ended September 30, 2006. As of September 30, 2006, there was $68,900 of unrecognized stock-based compensation expense that will be amortized over a weighted average period of 2.67 years.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. It should be noted that the Black-Scholes option-pricing model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions and are fully transferable, and therefore are different from employee and director options which have both vesting and transfer restrictions which may affect their value. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. Given that the Company’s shares don’t have a long history of being publicly traded since May 3, 2005, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry, during the early stages of their life as a public company. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. The expected term of the options was estimated at 70% of the contractual term, which takes into account vesting provisions, industry personnel turnover considerations and the expected volatility of the stock. In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For the three months ended September 30, 2006	For the six months ended September 30, 2006
Risk free interest rate	4.95%	4.94%
Expected lives (years)	2.45	2.65
Expected volatility	65%	65%
Expected dividends	—	—

The fair value of the stock options granted during the three and six months ended September 30, 2006 was $0.58 and $0.61 per share.

As of March 31, 2006, the Company had not issued any options under the 2005 Plan. A summary of the status of the options issued under the 2005 Plan during the six months ended September 30, 2006, is presented in the table below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance, March 31, 2006	-	$-
Granted	155,000	1.40
Exercised	-	-
Forfeited	-	-
Balance, September 30, 2006	155,000	$1.40	3.5	$-

Exercisable, September 30, 2006	30,000	$1.15	4.9	$-

A summary of non-vested options at September 30, 2006 is presented in the table below:

		Weighted
		Average
		Grant Date
	Options	Fair Value
Non-vested, March 31, 2006	-	$-
Granted	155,000	0.61
Vested	(30,000)	0.58
Forfeited	-	-
Non-vested, September 30, 2006	125,000	$0.62

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30, 2006		September 30, 2005
	Numerator/ Net Income	Denominator/ Shares	Numerator/ Net Income	Denominator/ Shares

Net income (loss) and shares used in basic calculation	$(316,261)	27,149,860	$59,476	20,568,076
Effect of dilutive securities - options and warrants		-		-
Shares used in diluted calculation		27,149,860		20,568,076

Earnings (loss) per share - basic	$(0.01)		$0.00
Earnings (loss) per share - diluted	$(0.01)		$0.00

	Six Months Ended
	September 30, 2006		September 30, 2005
	Numerator/ Net Income	Denominator/ Shares	Numerator/ Net Income	Denominator/ Shares

Net income (loss) and shares used in basic calculation	$184,224	27,149,860	$(43,030)	20,340,056
Effect of dilutive securities - options and warrants		340,467		-
Shares used in diluted calculation		27,490,327		20,340,056

Earnings (loss) per share - basic	$0.01		$(0.00)
Earnings (loss) per share - diluted	$0.01		$(0.00)

Potentially dilutive securities realizable from the exercise of warrants and options of 1,760,590 and 155,000, respectively for the three months ended September 30, 2006 and 1,760,590 and 0, respectively for the three months ended September 30, 2005, are excluded from the computation of diluted net earnings (loss) per share because the effect of their inclusion would have been anti-dilutive.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption of SFAS 157 is encouraged.  The Company is currently evaluating the expected effect of SFAS 157 on its consolidated financial statements and is currently not yet in a position to determine such effects.
NOTE C - PAYABLE TO CLEARING BROKER

At September 30, 2006, the payable to clearing broker amount in the statement of financial condition represents the Company's balance owed to its clearing broker.

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at September 30, 2006 consisted entirely of marketable equity securities.

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

In August 2006, the Company granted non-qualified stock options to its three independent directors pursuant to the 2005 Stock Option Plan. The grants enable the non-employee directors to purchase a total of 30,000 shares at an exercise price of $1.15 per share, which was the market value on the date of the grant. The options expire in August 2011 and were immediately vested on the date of grant.

NOTE F - COMMITMENTS AND CONTINGENCIES

[1]      Leases:

On April 4, 2006, Hudson entered into an agreement to sublease an additional 26,875 rentable square feet of office space in Jersey City, New Jersey. The sublease is guaranteed by Holding. The lease commenced on June 21, 2006 and expires on August 30, 2012.

The Company now leases office space at two Jersey City, New Jersey locations and one satellite location. The Company occupied the new Jersey City location during September 2006. It is the Company’s intention to maintain the original Jersey City office space as a back-up site until November 2007, when the lease expires.

As of September 30, 2006 the Company had a deferred lease liability of $98,357 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments.

Future minimum lease commitments as of September 30, 2006 are as follows:

Years Ended
September 30,

2007	$661,000
2008	459,000
2009	430,000
2010	484.000
2011	511,000
Thereafter	517,000

$3,062,000

Rent expense was approximately $326,000 and $473,000 for the three and six months ended June 30, 2006 and $128,000 and $258,000 for the three and six months ended September 30, 2005, respectively.

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

At September 30, 2006, Hudson had net capital of $5,194,587, which was $4,194,587 in excess of its required net capital of $1,000,000.

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

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

We had overall revenues of $4,392,708 for the three months ended September 30, 2006 as compared to $4,368,792 for the three months ended September 30, 2005. Net trading gains increased to $3,863,484 from $3,579,448 during the same period in the prior year. The quarter ended September 30 frequently represents a seasonally weak trading quarter, as evidenced by the decline in trading revenues from the $5,219,933 generated during the three months ended June 30, 2006.

Commission revenues decreased to $514,666 from $770,771 during the same period last year. A hedge fund execution team that was added during the three months ended June 30, 2005 and generated $439,279 in commission revenues during the three months ended September 30, 2005, exited during the three months ended June 30, 2006, following the loss of a significant client and a recognition that primarily only low-margin business remained. We intend to opportunistically recruit an established institutional sales team, although there can be no assurance that we will be successful in attracting such a group.

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

Pre-tax income declined to a $426,429 loss for the three months ended September 30, 2006, from pre-tax income of $120,185 for the three months ended September 30, 2005. The decline in pre-tax income on relatively flat revenues was mainly due to investments being made in infrastructure (technology and space), which will enhance our future revenue generating capacity. Communication costs increased to $1,251,060 in the quarter ending September 30, 2006 as compared to $1,043,424 during the quarter ending September 30, 2005, primarily due to increased costs associated with executing orders on electronic communication networks (commonly referred to as “ECN’s”). Communication costs include certain variable, transaction-based costs in addition to order management, stock quotation, news services, telecommunications and networking costs. Salaries and related costs increased to $788,107 from $681,174 in the comparable quarter in the prior year, primarily due to an increased IT commitment plus costs associated with temporary workers assisting us with our headquarters move, which was completed in September 2006. Commissions and clearing charges of $2,024,116 (46.1% of revenues) in the three months ended September 30, 2006 were relatively flat as compared to $1,984,495 (45.4% of revenues) in the three months ended September 30, 2005.

Net income decreased to a loss of $316,261 for the three months ended September 30, 2006, from net income of $59,476 during the same quarter last year. An income tax benefit of $110,168 was recorded in the current period, representing the reversal of income tax provisions recorded in the three months ended June 30, 2006, as compared to a $60,709 provision in the year earlier period, primarily due to the decline in pre-tax income.

Six months ended September 30, 2006 compared to six months ended September 30, 2005

We had overall revenues of $10,097,518 for the six months ended September 30, 2006 as compared to $8,664,815 for the six months ended September 30, 2005, primarily due to strong first quarter revenues. Net trading gains increased to $9,083,417 from $7,127,875 during the same period in the prior year. The summer-time second quarter is typically a seasonally weak quarter, and followed two strong quarters, which represented the best quarterly trading results during the last two fiscal years, as a result of increased market activity. The nature of our business is that our quarterly net trading gains can be subject to substantial volatility as a result of market conditions (prices and volume).

Commission revenues for the six months ended September 30, 2006 decreased to $931,657 from $1,470,857 during the same period last year. A hedge fund execution team that was added during the first quarter of fiscal 2005 was responsible for $761,635 of the commission revenue during the six months ended September 30, 2005. However, this team exited during the three months ended June 30, 2006, generating negligible commission revenue during the six months ended September 30, 2006, following the loss of a significant client and a recognition that primarily low-margin business remained. We intend to opportunistically recruit an established institutional sales team, although there can be no assurance that we will be successful in attracting such a group.

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

Pre-tax income increased to $385,556 for the six months ended September 30, 2006, from a pre-tax loss of $27,028 for the six months ended September 30, 2005. We benefited from a strong three months ended June 30, 2006. Commissions and clearing charges of $4,391,064 (43.5% of revenues) in the six months ended September 30, 2006 compare to $4,108,979 (47.4% of revenues) in the six months ended September 30, 2005, declined as a percentage of revenues, primarily because four employee shareholders were still compensated on a commissioned basis during the three months ended June 30, 2005, prior to the change-in-control. Communication costs of $2,450,852 in the six months ending September 30, 2006, increased as compared to $2,175,448, due to an increase in the transaction-based ECN charges. Salaries and related costs increased to approximately $1,625,404 from $1,363,366 in the comparable six months in the prior year, primarily due to an increased IT commitment plus costs associated with temporary workers related to our September 2006 headquarters move.

Net income increased to $184,224 for the six months ended September 30, 2006, from a net loss of $43,030 during the same quarter last year. The income tax provision increased to $201,332 from $16,002 during the comparable period last year.

Liquidity and Capital Resources

Working Capital

During the past twelve months, our working capital (current assets less current liabilities) improved to $6,449,537 from $3,795,365, primarily as a result of a $2,000,000 sale of common stock plus the retention of earnings. We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. Current assets include unrestricted cash, receivable from broker-dealer (cash on deposit with our clearing broker), marketable securities and prepaid income taxes. All liabilities are current liabilities.

We currently do not have any outstanding bank borrowings or long-term debt. Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. See Note G to the consolidated condensed financial statements for additional details related to regulatory net capital requirements. While our operations have been profitable during each of the last three fiscal years, we still expect that any significant expansion or acquisition opportunities will require additional subordinated debt or equity issuances in order to maintain the required levels of working capital or net capital. While we intend to pursue such an equity financing near term in order to support our expansion plans, there can be no assurance that we will be successful in attracting such funding.

Our new headquarters space was recently renovated by the previous occupants and will not require material expenditures on our part, other than certain telecommunications equipment which will be leased over a two and a half year period with aggregate payments totaling approximately $250,000. Hudson Technologies Inc. (“HTI”) was formed as a Delaware corporation on May 22, 2006 and was initially funded with $150,000 in order to accommodate an initial expense budget of approximately $25,000 per month. However, HTI will require additional funds during its development stage. The purpose of HTI is to perform software development and technology services, both for the Company and for customers.

Our cash position increased by $5,851,874 to $6,328,423 during the six months ended September 30, 2006, after decreasing by approximately $18,360 to $276,742 during the six months ended September 30, 2005. However, it should be noted that, in management’s opinion, the funds classified as cash at September 30, 2006 were unusually high and an anomaly. Going forward, this cash may be redeployed in order to increase securities positions or the cash could be deposited with our clearing broker, in which case the funds would be classified as a receivable from broker dealer.

Operating Activities

Net cash provided by operating activities was $6,287,458 during the six months ended September 30, 2006, primarily as a result of a $6,591,735 decrease in the receivable from broker dealer balances. Net cash provided by operating activities was $6,611 during the six months ended September 30, 2005.

Investing Activities

Net cash used in investing activities was $435,584 during the six months ended September 30, 2006. The usage of cash included $210,585 associated with the development of capitalized software and the purchase of leasehold improvements associated with technology enhancements, plus $225,000 associated with an automatically renewable, fourteen month time deposit, which collateralizes an outstanding letter of credit deposited with our new Jersey City, New Jersey landlord as security. Net cash used in investing activities during the six months ended September 30, 2005 was only $24,971.

OFF BALANCE SHEET ARRANGEMENTS

On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our new office lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen month time deposit, in order to collateralize the letter of credit. As of September 30, 2006, we had no other off-balance sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B.

ITEM 3: CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended September 30, 2006. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

During early November 2006, the Company’s Financial and Operations Principal notified us that her last day with the Company would be November 17, 2006. This individual is the primary accounting staff person supporting the Principal Accounting Officer. The Company has undertaken a search to replace this individual as soon as possible. In the interim, the Company has secured additional support from two existing Company financial consultants, including one professional with broker-dealer and public company Chief Financial Officer experience. Subsequent to the date of the aforementioned evaluation, there have not been any other significant changes in our internal controls or, to our knowledge, there are no other factors that could significantly affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2006, we did not issue or repurchase any of our equity securities. We do not currently have in place a repurchase program for the repurchase of our common stock, nor do we have any plans to implement a common stock repurchase program in the near future, if at all.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The following matter was submitted to a vote of security holders at our annual meeting held at the offices of the Company in Jersey City, New Jersey on August 15, 2006.

Election of six directors to hold office until the 2007 Annual Meeting of Shareholders and until their successors are elected and qualified:

Director	For	Withheld
Martin C. Cunningham	25,550,809	36,260
Keith R. Knox	25,549,509	37,560
Mark Leventhal	25,549,509	37,560
Peter J. Zugschwert	25,551,309	35,760
Joanne V. Landau	25,551,346	35,723
Carmine V. Chiusano	25,551,346	35,723

Item 5. Other Information.

None.

Item 6.  Exhibits

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

Dated: November 14, 2006	By:	/s/ Martin Cunningham
Name: Martin Cunningham Title: Chairman and Chief Executive Officer

Dated: November 14, 2006	By:	/s/ Keith Knox
Name: Keith Knox Title: President and Principal Accounting Officer