Form 10QSB
period 2006-12-31
HUDSON HOLDING CORP
filed 2007-02-14
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006

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

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, on February 9, 2007, was 36,725,185 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

HUDSON HOLDING CORPORATION

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2006
(unaudited)

ASSETS
Cash and cash equivalents	$910,573
Cash - restricted	225,000
Receivable from broker-dealer	8,237,649
Securities owned	8,631,661
Prepaid income taxes	468,684
Furniture, equipment, capitalized software and leasehold improvements, net	415,763
Deferred taxes	153,500
Other assets	127,407
Goodwill	1,111,179

$20,281,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Securities sold, but not yet purchased	$5,037,988
Commissions payable	582,346
Accrued expenses and other liabilities	965,496
Deferred taxes	74,500

Total liabilities	6,660,330

Commitments and contingencies (Note F)

Stockholders' equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
none issued	-
Common stock, $.001 par value, 100,000,000 shares authorized,
36,725,185 shares issued and outstanding	36,725
Additional paid-in capital	12,183,406
Retained earnings	1,400,955

Total stockholders' equity	13,621,086

$20,281,416

See notes to consolidated condensed financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Revenues:
Trading gains, net	$4,532,053	$3,354,857	$13,615,470	$10,482,732
Commissions	767,695	562,039	1,699,352	2,032,895
Interest and other income	57,620	1,194	140,065	67,278

	5,357,368	3,918,090	15,454,887	12,582,905

Expenses:
Salaries and related costs	800,976	687,365	2,424,488	2,047,641
Commissions and clearing charges	2,343,933	1,721,058	6,734,997	5,830,037
Communications	1,630,873	1,209,653	4,081,725	3,385,101
Occupancy	392,771	125,906	865,835	383,827
Professional fees	147,318	97,940	397,342	404,699
Business development	113,246	88,191	280,601	290,313
Other	203,751	328,087	559,844	607,129

	5,632,868	4,258,200	15,344,832	12,948,747

Income (loss) before income taxes	(275,500)	(340,110)	110,055	(365,842)
Provision (benefit) for income taxes	(99,461)	(69,600)	101,871	(52,302)

Net income (loss)	$(176,039)	$(270,510)	$8,184	$(313,540)

Earnings (loss) per share – basic	$(0.01)	$(0.01)	$0.00	$(0.02)
Earnings (loss) per share - diluted	$(0.01)	$(0.01)	$0.00	$(0.02)

Weighted average number of shares outstanding - basic	30,650,516	20,568,076	28,329,429	20,416,062
Weighted average number of shares outstanding - diluted	30,650,516	20,568,076	28,584,891	20,416,062

See notes to consolidated condensed financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended December 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$8,184	$(313,540)
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	100,835	47,138
Non-cash stock based compensation - directors	17,400	-
Non-cash stock based compensation - employees	22,123	-
Commission receivable reserve provision	208,737	142,978
Deferred rent	71,499	(11,970)
Deferred taxes	44,000	(52,386)
Changes in:
Receivable from broker-dealer	(3,371,099)	1,118,885
Securities owned	(4,896,264)	(449,515)
Commissions receivable	(208,737)	-
Income taxes receivable/payable	(1,050,218)	(22,416)
Other assets	250,223	(108,328)
Securities sold, but not yet purchased	4,619,400	(74,849)
Commissions payable	(611,797)	(90,002)
Accrued expenses and other liabilities	315,075	(135,666)

Net cash (used in) provided by operating activities	(4,480,639)	50,329

Cash flows from investing activities:
Purchase of furniture, equipment, capitalized software and leasehold improvements	(341,034)	(171,515)
Cash subject to restrictions	(225,000)	-
Net cash used in investing activities	(566,034)	(171,515)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	5,480,697	-
Net cash provided by financing activities	5,480,697	-

Net increase (decrease) in cash	434,024	(121,186)
Cash - beginning of period	476,549	295,102

Cash - end of period	$910,573	$173,916

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,114,060	$22,500
Non-cash investing and financing activities:
Commissions receivable written-off against reserve	$112,521	$-
Shares deemed issued in connection with the
Health Outcomes Management merger and recapitalization	$-	$1,234

See notes to consolidated condensed financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note A - Organization, Operations and Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of Hudson Holding Corporation (“Holding”) as of December 31, 2006, the consolidated results of its operations for the three and nine month periods ended December 31, 2006 and 2005 and cash flows for the nine month periods ended December 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended March 31, 2006 included in Holding’s Annual Report on Form 10-KSB.

The consolidated condensed financial statements include the accounts of Holding, a holding company, and its wholly owned subsidiaries, namely Hudson Securities, Inc. (“Hudson”) and Hudson Technologies, Inc. (“Technologies”) (collectively the “Company”). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). Hudson makes markets in most classes of equity securities, including listed, NASDAQ, OTC Bulletin Board, Pink Sheet and foreign securities and is also an introducing broker which clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. As of December 31, 2006, Technologies had total assets of $785,405, three month net income of $16,636 and nine month net income $14,636. The Company has offices in New Jersey and Florida.

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

The Company files a consolidated federal income tax return, as well as state income tax returns in certain jurisdictions. As of December 31, 2006, the Company has a state net operating loss carryforward of approximately $670,000, which expires in 2011. The income tax benefit related to the three months ended December 31, 2006 represents the reversal of income tax provisions recorded during the six months ended September 30, 2006. Prior to the Exchange, as discussed in Note A, the Company had federal net operating loss carryforwards which, due to the merger with Hudson, are no longer available to be utilized pursuant to the provisions of the tax law. A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized.

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

During April 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of $173,000 are included in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of December 31, 2006. The entire amount represents software that is still in development and is not being amortized.

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

Restricted cash represents an automatically renewable, fourteen month time deposit which collateralizes a letter of credit. See Note F[2].

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

Commissions receivable represent cumulative draws and benefits provided to traders and salespersons in excess of cumulative commissions earned. The Company may collect these receivables from future earned commissions. The Company established reserves as an offset to the receivable balance on the basis of historical collections and estimates of future collections. As of December 31, 2006, the Company had a reserve of $208,737 against commissions receivable of the same amount, based on management’s assessment of the Company’s historical collection experience, which are included in commissions payable.

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

The Company accounts for stock options issued under the 2005 Plan under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is then recognized over the period during which an employee is required to provide services in exchange for the award, usually the vesting period. The Company recognized $13,523 and $22,123 of compensation expense related to employee stock option grants during the three and nine months ended December 31, 2006. In addition, the Company recognized $17,400 of director fees expense related to non-employee stock option grants associated with their services as a director, during the nine months ended December 31, 2006. The Company did not incur any director fees expense related to non-employee stock option grants during the three months ended December 31, 2006. As of December 31, 2006, there was $260,677 of unrecognized stock-based compensation expense that will be amortized over a weighted average period of 2.82 years.

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

	For the three months ended December 31, 2006	For the nine months ended December 31, 2006
Risk free interest rate	4.70%	4.74%
Expected lives (years)	2.45	2.48
Expected volatility	65%	65%
Expected dividends	---	---

The weighted average fair value of the stock options granted during the three and nine months ended December 31, 2006 was $0.32 and $0.37 per share.

As of March 31, 2006, the Company had not issued any options under the 2005 Plan. A summary of the status of the options issued under the 2005 Plan during the nine months ended December 31, 2006, is presented in the table below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance, March 31, 2006	-	$-
Granted	905,000	1.07
Exercised	-	-
Forfeited	(85,000)	1.14
Balance, December 31, 2006	820,000	$1.06	3.4	$-

Exercisable, December 31, 2006	30,000	$1.15	4.6	$-

All of the outstanding options as of December 31, 2006 are out-of-the-money with no intrinsic value.

A summary of non-vested options at December 31, 2006 is presented in the table below:

		Weighted
		Average
		Grant Date
	Options	Fair Value
Non-vested, March 31, 2006	-	$-
Granted	905,000	0.37
Vested	(30,000)	0.58
Forfeited	(85,000)	0.41
Non-vested, December 31, 2006	790,000	$0.62

[10]	Earnings (loss) per share:

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended
	December 31, 2006		December 31, 2005
	Numerator/ Net Income	Denominator/ Shares	Numerator/ Net Income	Denominator/ Shares

Net income (loss) and shares used in basic calculation	$(176,039)	30,650,516	$(270,510)	20,568,076
Effect of dilutive securities - options and warrants		-		-
Shares used in diluted calculation		30,650,516		20,568,076

Earnings (loss) per share - basic	$(0.01)		$(0.01)
Earnings (loss) per share - diluted	$(0.01)		$(0.01)

	Nine Months Ended
	December 31, 2006		December 31, 2005
	Numerator/ Net Income	Denominator/ Shares	Numerator/ Net Income	Denominator/ Shares

Net income (loss) and shares used in basic calculation	$8,184	28,329,429	$(313,540)	20,416,062
Effect of dilutive securities - options and warrants		255,462		-
Shares used in diluted calculation		28,584,891		20,416,062

Earnings (loss) per share - basic	$0.00		$(0.02)
Earnings (loss) per share - diluted	$0.00		$(0.02)

Potentially dilutive securities realizable from the exercise of warrants and options of 1,760,590 and 820,000, respectively as of December 31, 2006 and 1,760,590 and 0, respectively as of December 31, 2005, are excluded from the computation of diluted net earnings (loss) per share because the effect of their inclusion would have been anti-dilutive.

[11]	Reclassifications:

Certain fiscal 2006 amounts have been reclassified to conform with the fiscal 2007 presentation.

[12]	Future impact of recently issued accounting standards:

In July 2006,  the FASB  issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN 48"),  which  clarifies the accounting  for  uncertainty  in tax positions.  This Interpretation  requires  that the Company recognize  in its financial  statements,  the impact of a tax position,  if that  position  is more  likely than not of being sustained  on  audit,  based  on  the  technical  merits  of the  position.  The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  Adoption of FIN 48 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption of SFAS 157 is encouraged.  Adoption of SFAS 157 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Note C - Receivable from Clearing Broker

At December 31, 2006, the receivable from clearing broker amount in the statement of financial condition represents the Company's cash balance with its clearing broker.

Note D - Securities Owned and Securities Sold, but not yet Purchased

Securities owned and securities sold, but not yet purchased, at December 31, 2006 consisted entirely of marketable equity securities.

 Note E - Stockholders' Equity

[1]	Private Placement:

On November 28, 2006, the Company sold securities at a purchase price of $.60 per unit. The units consisted of common stock and warrants to purchase shares of common stock (the "Warrants"). The Company sold an aggregate of 9,575,325 shares of common stock and delivered Warrants to purchase an aggregate of 4,787,664 shares of our common stock, in exchange for gross proceeds of $5,745,190, pursuant to a private placement agreement (“Agency Agreement”) dated October 24, 2006. The Warrants entitle the holders to purchase shares of the Company’s common stock for a period of five years from the date of issuance at an exercise price of $.85 per share. The Warrants are redeemable by us on terms specified in the Warrants. The Company agreed to use its best efforts to file with the Securities and Exchange Commission a registration statement covering the shares and the warrant shares, to cause the registration statement to become effective, and to maintain the effectiveness thereof as long as needed, but not longer than two years.

Under the terms of the Agency Agreement, the placement agent received, among other compensation, a cash commission fee of four percent (4%; or approximately $229,808) of the gross proceeds to the Company of the securities sold. In addition, pursuant to the terms of the Agency Agreement, the Company agreed to issue to the placement agent warrants to purchase common stock during a period of five years in an amount equal to six percent (6%) of the Shares sold in the private placement (the "Placement Agent Warrants"). The 574,520 Placement Agent Warrants are exercisable at $.60 per share.

The Company’s net proceeds from the private placement were $5,480,697, after deducting the placement agent cash commission plus $32,185 of legal fees and $2,500 of transfer agent fees associated with the private placement.

[2]	Warrants:

The Company has 1,760,590 warrants outstanding, in addition to the Warrants issued in connection with the private placement described at Note E[1], which are exercisable for common stock at a price of $1.0494 per share and expire in 2009. The warrants may be redeemed by the Company at $.01 per redeemable warrant, upon not less than thirty days written notice, if the average of the closing sale price of the common stock is at least $2.10 for a period of 20 consecutive days ending on the third day prior to the date of the notice of redemption. Any right to exercise the warrant expires on the business day immediately preceding the date of redemption.

[3]	Stock Options:

In May 2006, the Company granted non-qualified stock options to four employees pursuant to the 2005 Stock Option Plan. The grants enable the employees to purchase a total of 125,000 shares of common stock at an exercise price of $1.46 per share, which was the market value of the Company's common stock on the date of the grant. Vesting occurs over three years and the options expire in November 2009. Using the Black-Scholes option pricing model, these option grants were valued at $77,500, or $0.62 per share, which is being amortized over the three year vesting period. As of December 31, 2006, one of these employees had terminated employment with the Company and forfeited an unvested option to purchase 25,000 shares of common stock.

In August 2006, the Company granted non-qualified stock options to its three independent directors pursuant to the 2005 Stock Option Plan. The grants enable the non-employee directors to purchase a total of 30,000 shares of common stock at an exercise price of $1.15 per share, which was the market value of the company's stock on the date of the grant. The options expire in August 2011 and were immediately vested on the date of grant. Using the Black-Scholes option pricing model, these option grants were valued at $17,400, or $0.58 per share, which was immediately charged as director compensation expense.

In November 2006, the Company granted non-qualified stock options to ten employees pursuant to the 2005 Stock Option Plan. The grants enable the employees to purchase a total of 750,000 shares of common stock at an exercise price of $1.00 per share, which was the market value of the Company's common stock on the date of the grant. Vesting occurs over three years and the options expire in May 2010. Using the Black-Scholes option pricing model, these option grants were valued at $240,000, or $0.32 per share, which is being amortized over the three year vesting period. As of December 31, 2006, two of these employees had terminated employment with the Company and forfeited unvested options to purchase 60,000 shares of common stock.

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

As of December 31, 2006 the Company had a deferred lease liability of $101,911 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments.

Future minimum commitments related to non-cancelable leases as of December 31, 2006 are as follows:

Years Ended
December 31,

2007	$749,000
2008	441,000
2009	490,000
2010	497.000
2011	531,000
Thereafter	376,000

$3,084,000

Rent expense was approximately $393,000 and $866,000 for the three and nine months ended December 31, 2006 and $126,000 and $384,000 for the three and nine months ended December 31, 2005, respectively.

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

[4]	Employment agreements:

On December 1, 2006, the Company entered into a two year employment agreement, effective immediately, with a subsidiary officer, whereby he will continue in his present position. The agreement provides that he shall receive a salary of $150,000 per year, plus he will be entitled to a non-qualified stock option grant for 35,000 shares of common stock, with 3 year vesting and a 3.5 year term, subject to the approval of the Board’s Compensation Committee.

Future minimum salary commitments pursuant to this employment agreement are as follows:

Years Ended December 31
2007	$150,000
2008	137,500
$287,500

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

At December 31, 2006, Hudson had net capital of $8,735,446 which was $7,735,446 in excess of its required net capital of $1,000,000.

Note H - Subsequent Events

[1]	Stock option grants:

In January 2007, the Company granted non-qualified stock options to 13 employees pursuant to the 2005 Stock Option Plan. The grants enable the employees to purchase a total of 600,000 shares of common stock at an exercise price of $0.90 per share, which was the market value of the Company's common stock on the date of the grant. Vesting occurs over three years and the options expire in July 2010. Using the Black-Scholes option pricing model, these option grants were valued at $228,000, or $0.38 per share, which is being amortized over the three year vesting period.

[2]	Employment agreements:

On January 4, 2007, the Company entered into five year employment agreements, effective as of January 1, 2007, with Mr. Martin C. Cunningham and Mr. Keith R. Knox, whereby each will continue in their present positions, Chief Executive Officer and President, respectively. The agreements provide that each shall receive a salary of $200,000 per year, plus a formula-based annual bonus.

Future minimum salary commitments pursuant to these employment agreements are as follows:

Years Ended
December 31,

2007	$400,000
2008	400,000
2009	400,000
2010	400.000
2011	400,000

$2,000,000

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

Results of Operations

Three months ended December 31, 2006 compared to three months ended December 31, 2005

We had overall revenues of $5,357,368 for the three months ended December 31, 2006 as compared to $3,918,090 for the three months ended December 31, 2005. Net trading gains increased to $4,532,053 from $3,354,857 during the same period in the prior year, partially due to an increase in trading and sales personnel. Commission revenues increased to $767,695 as compared to $562,039 during the prior year, primarily due to new institutional sales personnel which were added recently.

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

The pre-tax loss improved to $275,500  for the three months ended December 31, 2006, from a pre-tax loss of $340,110 for the three months ended September 30, 2005. Currently, investments are being made in infrastructure (technology and space) which has increased our fixed cost base, but will enhance our future revenue generating capacity. The incremental profits associated with the increase in third quarter revenues was greater that the increase in our fixed cost base.

Commissions and clearing charges of $2,343,933 (43.8% of revenues) in the three months ended December 31, 2006 were relatively flat percentage-wise as compared to $1,721,058 (43.9% of revenues) in the three months ended December 31, 2005. Communication costs increased to $1,630,873 in the quarter ending December 31, 2006 as compared to $1,209,653 during the quarter ending December 31, 2005, primarily due to increased usage of electronic communication networks (commonly referred to as “ECN’s”), which results in transaction-based charges. Communication costs include certain variable, transaction-based costs in addition to order management, stock quotation, news services, telecommunications and networking costs. Salaries and related costs increased to $800,976 from $687,365 in the comparable quarter in the prior year, primarily due to an increased IT commitment. .

The net loss improved to $176,039 for the three months ended December 31, 2006, from a net loss of $270,510 during the same quarter last year. An income tax benefit of $99,461 was recorded in the current period, representing the reversal of income tax provisions recorded in the six months ended September 30, 2006, as compared to a $69,600 benefit in the year earlier period.

Nine months ended December 31, 2006 compared to nine months ended December 31, 2005

We had overall revenues of $15,454,887 for the nine months ended December 31, 2006 as compared to $12,582,905 for the nine months ended December 31, 2005. Net trading gains increased to $13,615,470 from $10,482,732 during the same period in the prior year, partially due to an increase in trading and sales personnel.

Commission revenues for the nine months ended December 31, 2006 decreased to $1,699,352 from $2,032,895 during the same period last year. A hedge fund execution team that was added during the first quarter of fiscal 2005 exited during the three months ended June 30, 2006, generating negligible commission revenue during the nine months ended December 31, 2006, following the loss of a significant client and a recognition that primarily low-margin business remained. Recently, we added new institutional sales personnel, whcih added incremental commission revenues during the three months ended December 31, 2006.

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

Pre-tax income increased to $110,055 for the nine months ended December 31, 2006, from a pre-tax loss of $365,842 for the nine months ended December 31, 2005. Currently, investments are being made in infrastructure (technology and space) which has increased our fixed cost base, but will enhance our future revenue generating capacity. The incremental profits associated with the increase in the nine month revenues was greater that the increase in our fixed cost base.

Commissions and clearing charges of $6,734,997 (43.6% of revenues) in the nine months ended December 31, 2006 compare to $5,830,037 (46.3% of revenues) in the nine months ended December 31, 2005, declined as a percentage of revenues, primarily because four employee shareholders were still compensated on a commissioned basis during the three months ended June 30, 2005, prior to the change-in-control. Communication costs of $4,081,725 in the nine months ending December 31, 2006, increased as compared to $3,385,101, primarily due to increased usage of ECN’s, which results in transaction-based charges. Salaries and related costs increased to $2,424,488 from $2,047,641 in the comparable nine months in the prior year, primarily due to salaries paid to four employee shareholders for an incremental three months during the current fiscal year, an increased IT commitment. plus costs associated with temporary workers related to our September 2006 headquarters move.

Net income increased to $8,184 for the nine months ended December 31, 2006, from a net loss of $313,540 during the same quarter last year. The income tax provision increased to $101,871 from a benefit of $52,302 during the comparable period last year.

Liquidity and Capital Resources

Working Capital

During the past nine months, our working capital (current assets less current liabilities) improved to $11,662,737 from $6,305,309, primarily as a result of a recent private placement of common stock and warrants, with net proceeds $5,480,697. We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. Current assets include unrestricted cash, receivable from broker-dealer (cash on deposit with our clearing broker), marketable securities and prepaid income taxes. All liabilities, with the exception of deferred taxes, are current liabilities.

We currently do not have any outstanding bank borrowings or long-term debt. Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. See Note G to the consolidated condensed financial statements for additional details related to regulatory net capital requirements. While our operations have been profitable during each of the last three fiscal years, any significant expansion or acquisition opportunities may still require additional subordinated debt or equity issuances in order to maintain the required levels of working capital or net capital, despite the proceeds realized from the recent private placement. There can be no assurance that we will be successful in attracting such funding, if necessary.

Our new headquarters space was recently renovated by the previous occupants and will not require material expenditures on our part, other than certain telecommunications equipment which is being leased over a two and a half year period with aggregate payments totaling approximately $250,000. Hudson Technologies Inc. (“HTI”) was formed as a Delaware corporation on May 22, 2006 and was initially funded with $150,000, which was supplemented by an additional $400,000 subsequent to the recent private placement, in order to accommodate an initial expense budget of approximately $25,000 per month. HTI could still require additional funds during its development stage. The purpose of HTI is to perform software development and technology services, both for the Company and for customers.

Our cash position only increased by $434,024 to $910,573 during the nine months ended December 31, 2006, after decreasing by $121,186 to $173,916 during the nine months ended December 31, 2005. However, it should be noted that the $8,237,649 and $4,866,550 receivable from broker-dealer balances at December 31, 2006 and March 31, 2006, respectively, represents additional funds on deposit with the Company’s clearing broker. A portion of these funds are required to be on deposit in order to meet regulatory requirements.

Operating Activities

Net cash used by operating activities was $4,480,639 during the nine months ended December 31, 2006, primarily as a result of a $3,371,099 increase in the receivable from broker-dealer balances and a $1,050,218 change from an income tax payable to an income tax receivable. Net cash provided by operating activities was $50,329 during the nine months ended December 31, 2005.

Investing Activities

Net cash used by investing activities was $566,034 during the nine months ended December 31, 2006. The usage of cash included $188,000 associated with the development of capitalized software, $153,034 associated with the purchase of furniture, equipment and leasehold improvements, plus $225,000 associated with an automatically renewable, fourteen month time deposit, which collateralizes an outstanding letter of credit deposited with our new Jersey City, New Jersey landlord as security. Net cash used in investing activities during the nine months ended December 31, 2005 was $171,515, which was entirely related to the purchase of furniture, equipment and leasehold improvements.

Financing Activities

Net cash provided by financing activities was $5,480,697 during the nine months ended December 31, 2006. This represents the proceeds, less issuance costs, from our recent private placement. See Note E[1] in the notes to the financial statements within this Form 10-QSB for additional details related to the private placement.

OFF BALANCE SHEET ARRANGEMENTS

On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our new office lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen month time deposit, in order to collateralize the letter of credit. As of December 31, 2006, we had no other off-balance sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B.

ITEM 3: CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended December 31, 2006. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

During early November 2006, the Company’s Financial and Operations Principal notified us that her last day with the Company would be November 17, 2006. This individual was the primary accounting staff person supporting the Principal Accounting Officer. The Company has undertaken a search to replace this individual as soon as possible. In the interim, the Company has secured additional support from two existing Company financial consultants, including one professional with broker-dealer and public company Chief Financial Officer experience. Subsequent to the date of the aforementioned evaluation, there have not been any other significant changes in our internal controls or, to our knowledge, there are no other factors that could significantly affect our internal controls.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

On November 28, 2006, we consummated a private placement of our securities (the "Private Placement") in accordance with a Private Placement Agreement the ("Agency Agreement") entered into between us and Capstone Investments as Placement Agent (the "Placement Agent"), dated October 24, 2006. The securities sold, at a purchase price of $.60 per unit, were units consisting of common stock and warrants to purchase common stock (the "Warrants"). We sold an aggregate of 9,575,325 shares and delivered Warrants to purchase an aggregate of 4,787,664 shares of our common stock, in exchange for gross proceeds of $5,745,190. We also agreed to use our best efforts to file with the Securities and Exchange Commission a Registration Statement covering the shares and the Warrant shares.

The Warrants entitle the holders to purchase shares of our common stock reserved for issuance thereunder for a period of five years from the date of issuance at an exercise price of $.85 per share. The Warrants are redeemable by us on terms specified in the Warrants.

Under the terms of the Agency Agreement, the Placement Agent received, among other compensation, a cash commission fee of four percent (4%; or $229,808) of our gross proceeds of the securities sold. In addition, pursuant to the terms of the Agency Agreement, we agreed to issue to the Placement Agent warrants to purchase common stock during a period of five years in an amount equal to six percent (6%) of the Shares sold in the Private Placement (the "Placement Agent Warrants"). The 574,520 Placement Agent Warrants are exercisable at $.60 per share.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

During the quarter ended December 31, 2006, we did not repurchase any of our equity securities. We do not currently have in place a repurchase program for the repurchase of our common stock, nor do we have any plans to implement a common stock repurchase program in the near future, if at all.

Item 3.   Defaults Upon Senior Securities.

             None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                    None.

Item 5.  Other Information.

                    None.

Item 6.  Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by the Chief Accounting Officer.

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*

32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

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

Dated: February 14, 2007	By: /s/ Martin Cunningham
Name: Martin Cunningham
Title: Chairman and
Chief Executive Officer

Dated: February 14, 2007	By: /s/ Keith Knox
Name: Keith Knox
Title: President and
Principal Accounting Officer