Form 10KSB
period 2007-03-31
HUDSON HOLDING CORP
filed 2007-06-29
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 0-9587

HUDSON HOLDING CORPORATION

(Name of Small Business Issuer in Its Charter)
Delaware	20-3766053
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

111 Town Square Place; Suite 1500A
Jersey City, New Jersey	07310
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (201) 216-0100

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $20,851,519

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $4,748,066 as of June 22, 2007, based upon the average of the closing bid and ask price on the OTC Bulletin Board reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 22, 2007, the Registrant had 36,725,185 shares of its Common Stock, $0.001 par value, issued and outstanding.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format Yes ☐ No ☒

HUDSON HOLDING CORPORATION
FORM 10-KSB

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS	1
ITEM 1.DESCRIPTION OF BUSINESS	1
ITEM 2.DESCRIPTION OF PROPERTIES	11
ITEM 3.LEGAL PROCEEDINGS	12
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	13
ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	14
ITEM 7.FINANCIAL STATEMENTS	18
ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE	18
ITEM 8A.CONTROLS AND PROCEDURES	18
ITEM 8B. OTHER INFORMATION	18

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
CORPORATE GOVERNANCE, AND
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	19
ITEM 10. EXECUTIVE COMPENSATION	21
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS	23
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE	24
ITEM 13. EXHIBITS	25
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	26

SIGNATURES	27
FINANCIAL STATEMENTS	F-1

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

Item 1. Description of Business

Our Business

General

Hudson Holding Corporation (“Holding”), was formed in 1987, is a holding company and is the parent of its wholly owned subsidiaries, Hudson Securities, Inc. (“Hudson”) and Hudson Technologies, Inc. (“Technologies”), (collectively the “Company”). Hudson was formed in 1984, is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). Technologies was formed in 2006 for the purpose of providing software development and technology services for Hudson and for third parties. All three entities are incorporated in the State of Delaware. The Company has offices in New Jersey and Florida.

On June 30, 2004, Hudson’s current management team consummated the purchase of all of the outstanding shares of the predecessor broker-dealer’s common stock. Subsequently, on July 21, 2004, the predecessor broker-dealer formed a wholly owned subsidiary named Hudson Capital Markets, Inc. ("HCMI"), which was organized in the state of Delaware. On July 31, 2004, the predecessor broker-dealer was merged into HCMI, with HCMI becoming the survivor ("HCMI Merger") and the name was changed to Hudson Securities, Inc.

In December 2004, Hudson entered into an Agreement and Plan of Merger (the "Agreement") with Health Outcomes Management, Inc. ("HOM"), a non-operating public company. On May 3, 2005, under the terms of the Agreement, Hudson's stockholders exchanged all of their shares of common stock and warrants for shares of HOM common stock (the "Exchange"). The HOM shares that were issued to Hudson shareholders in the merger represented 94% of HOM's outstanding interest at the time of this exchange. In connection with the legal form of this transaction, Hudson became a wholly owned subsidiary of HOM. On September 6, 2005, HOM changed its name to Hudson Holding Corporation and effectuated a one for eight reverse stock split for all stockholders of record as of the close of business on June 13, 2005. For financial reporting purposes, the Exchange represents a capital transaction of Hudson or a "reverse merger" rather than a business combination.

Operations

Hudson is a member of the National Association of Securities Dealers and is insured by the Securities Investor Protection Corporation. Hudson is a market maker trading more than 9,000 securities quoted on the NASDAQ stock market, the OTC Bulletin Board, and the National Quotation Bureau’s Pink Sheets, listed and foreign securities, and specializes in providing liquidity in less liquid, difficult to trade stocks.

As a market maker, Hudson provides its customers with order executions. When customers come to Hudson seeking to buy or sell securities, the firm works to satisfy the customers’ needs, either by finding counterparties willing to trade with the customers (obtaining liquidity) or, where appropriate, by taking the other side of the trades, thereby providing liquidity for its customers by purchasing or selling the securities itself. In a sense, liquidity is the product that Hudson sells to its customers.

Hudson’s customers are firms that require liquidity to complete stock trades, funds whose investment decisions call for shifts into or out of certain stocks, retail customers, professional traders who want to establish or liquidate their positions, and other retail brokerage firms whose individual investor clients wish to buy or sell securities. By trading with Hudson, its customers are able to obtain liquidity.

Providing trade executions generates two types of revenue for Hudson, commission revenue and trading revenue.

Commission revenue comes from the fees that Hudson charges its customers for executing their orders, generally a fixed price per share traded. Revenue may vary with the number and size of Hudson’s customers and with their level of trading activity. Commission revenue is free of market risk for Hudson since Hudson acts as an agent and does not take any proprietary security positions.

Trading revenue is derived from the profit and loss associated with purchases and sales of securities for Hudson’s trading account, for securities in which Hudson makes markets. In doing so, the firm itself is at risk to changes in stock prices. Trading profits are obtained by paying less to buy shares for its own account than the firm receives for selling those shares. Because the price for which the firm is willing to purchase shares (its “bid” price) is always less than the price at which it would then sell those shares (its “ask” price), trading with a customer presents a market maker with an opportunity to capture the difference between these prices (the “bid-ask spread”) provided it can find a contra-party with whom to trade in the same security before the stock price moves against the trader. Finding a counter party to take the other side of a trade can be challenging, and failure to find a counter party at the right price or time can lead to a loss.

Competitive Advantages

Hudson believes that it differentiates itself by the stocks it trades and by the customers it serves. While many of the firm’s competitors emphasize NASDAQ National Market stocks, Hudson focuses on providing liquidity in difficult-to-trade stocks, including shares quoted on the OTC Bulletin Board and Pink Sheets and second tier and Small-Cap NASDAQ stocks. At a time when much of the industry is shifting toward serving institutional customers, Hudson’s strategy is to maintain and grow existing relationships with retail firms while seeking to attract new customers from among other retailers that the firm’s competitors neglect.

Technology

Hudson maintains a multi-tier connectivity network to receive customers’ orders, to monitor the markets, and to communicate with trading partners. Hudson’s traders have the ability to trade all U.S. equities, using Sungard’s BRASS order management system to process incoming orders and its UMA market access system and the NASDAQ Level III system to enter orders. These systems interface with Goldman Sachs Execution & Clearing, L.P. (Hudson’s clearing broker) to ensure trades are processed. The firm’s Jersey City and Boca Raton offices are in constant communication and can serve as back-up for one another in case of system failures.

Hudson has migrated to Sungard’s “dedicated complex” on which Hudson can run its BRASS servers. The facility is capable of executing trades at peak rates of approximately triple the previous average capacity. Its complete implementation has allowed Sungard to be more responsive to Hudson’s needs, provided the ability to make changes to the system during trading hours, and facilitated the addition of a dedicated FIX-protocol communications server, which simplified the setup of new customer connections. The FIX server became operational during the second calendar quarter of 2007 and order flow is now being processed via this new connectivity.

Technologies is a hardware and software technology division of Holdings. Technologies creates and develops software to enhance the trading environment of Hudson and to meet customers needs for customized services. To date, Technologies has created applications that advance the base functionality of BRASS, a Sungard Order Management System. The profit and loss system developed by Technologies is a tool for equities sales traders of Hudson Securities which on a nightly basis calculates what they have earned based on their customer order flow. The system also creates a management report, as well as several other customer reports, to enhance the value of Hudson to its clients. To the extent that these programs may be useful for other brokerage firms, Technologies may sell or license these programs to others.

Technologies, through its value added vendor relationships, has created several modules using the BRASS OAPI, (an open OPI which allows Hudson to write code to the application) which will be able to provide added functionality for the traders of Hudson. Technologies also operates a carrier neutral co-location data center where customers can rent cabinets, paying Technologies a monthly fee. Technologies also generates revenues by providing co-location customers with remote hands support .

Future Products and Services

Hudson is actively seeking to expand into complementary businesses, both by developing new product/service offerings that will be valuable to Hudson’s existing customers and by entering into strategic partnerships with related businesses that can increase its number of new customers. During the most recently completed fiscal year, Hudson began trading listed securities and currently trades approximately 500 listed securities. There can be no assurance that we will meet our goal. Strategic partnership candidates include boutique investment banking and money management firms. It may be necessary to acquire new businesses or hire experienced personnel to effectuate expansion plans in these areas, none of which have been identified to date.

The Market

Hudson focuses on attracting orders from retail brokerage firms and buy-side institutions, such as mutual funds, hedge funds and trusts.

Market makers’ main customers are retail brokers and institutions that require order executions for varieties of stocks, from widely traded issues, like those of S&P 500 and NASDAQ 100 companies, to less liquid securities such as NASDAQ Small-Cap, Bulletin Board, and Pink Sheet stocks.

While offering liquidity across a broad range of stocks to both institutional and retail brokerage customers, Hudson intends to focus its resources on increasing the firm’s market share as a liquidity provider to retail brokerage firms and on specializing in less liquid issues.

Management believes that retail order-entry firms are being neglected in the increasing competition among market makers for institutional customers, offering the firm an opportunity to increase its presence in that segment. Meanwhile, particularly as large competitors decrease their commitment to the market making business in light of recent “lean years,” lucrative retail brokerage customers may be interested in investigating alternative relationships, presenting Hudson with an opportunity to attract such customers. By establishing a large pool of retail orders, management believes that the firm will ultimately be better positioned to attract buy-side institutional firms in search of liquidity.

By focusing on less liquid stocks, the firm avoids some of the fiercest competition among market makers and other liquidity providers such as Electronic Crossing/Communication Networks (ECN’s). At the same time, Hudson provides a less available service, finding a firm willing to fill an order for little-known pink sheet stocks. However, trading less liquid issues exposes firms to greater price volatility and thus greater risk. There is less investor interest in trading such securities, but the wider spreads have greater profit potential. Hudson trades many of the most active NASDAQ National Market stocks, and by focusing on smaller issues management hopes to appeal to retail brokers in need of liquidity while maximizing the firm’s profit potential.

Industry Analysis

Historically, a handful of market makers have accounted for most of the shares traded on the NASDAQ, OTC Bulletin Board and Pink Sheets. Retail brokers and institutions prefer to have relationships with (and communication links to) more than one market-maker. This engenders competition among market makers, inducing them to offer fast executions, favorable prices, payment for order flow, liquidity, research, convenience, and trustworthiness.

Industry Participants

Over the last several years there has been a rapid consolidation in the market making industry, as global financial corporations that entered the business near the height of the market in the late 1990’s subsequently scaled back, as the market (and trading volumes and profits) retreated. While 200+ “market makers” are currently registered to trade bulletin board stocks*, we believe that many choose to register as market makers for technical reasons, and only a handful of these firms (including Hudson) actively compete to fill orders from retail brokers’ customers. Historically, two of the largest market makers, Knight Equity Markets and UBS Securities, dominate the market, accounting for a majority of NASDAQ, OTC Bulletin Board and Pink Sheet volume.

*according to http://www.otcbb.com/dynamic/tradingdata/MarketMakersPositions/MMakersdata.htm

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

To help attract new customers, the firm is striving to increase the list of securities available for trading. Since the beginning of 2003, Hudson began making markets in 1,200 additional NASDAQ stocks. In addition, the firm recently began trading 500 securities which are listed on certain US and foreign exchanges. Management is committed to expanding the list even more going forward, particularly with the future deployment of the firm’s automated trading system.

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

Furthermore, management is considering building a retail brokerage business driven by independent sales representatives. The firm would offer brokerage business necessities (office space, trading and clearing systems, statement generation) to retail brokers who prefer not to work in the traditional brokerage environment. Brokers would be allowed wide latitude in deciding how to best service their customers (subject to relevant industry rules). With such a division, in addition to adding a potentially profitable business, Hudson believes it would effectively create a new customer for its market making services.

Government Regulation

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Hudson is registered as a broker-dealer with the SEC and certain state securities divisions. Much of the regulation of broker-dealers has been delegated to self-regulated organizations, principally the NASD, Nasdaq and national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct regular and periodic examinations of our operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. The Company is also subject to oversight by the U.S. Department of Labor in connection with our benefit plans.

Significant legislation, rule-making and market structure changes have occurred over the last five years that have had an impact on the Company. First, decimalization was introduced in January 2001 in NYSE and AMEX listed securities, and in Nasdaq markets in April 2001. Decimalization, combined with the one-penny minimum price increment, has had a dramatic reduction in average spreads, which in turn has had a profound effect on our profitability. Second, in 2002 Nasdaq launched SuperMontage, a Nasdaq routing and execution system. SuperMontage transformed Nasdaq from a quote-driven market to a full-order-driven market as quotes and orders are treated the same. Under SuperMontage, market makers and ECNs are able to show trading interest at five different price levels, allowing investors to see individual and aggregated interest across all market participants at the National Best Bid or Offer (“NBBO”) and four additional layers above or below the NBBO. Third, the introduction of SuperMontage, which is not used by all market participants, and the increase in trading of Nasdaq-listed securities by other exchanges has created market fragmentation. This lack of linkage between market centers has resulted in an increase in locked and crossed markets, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. Fourth, the U.S. Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, requires the implementation and maintenance of internal practices, procedures and controls which will increase our costs and may subject us to regulatory inquiries, claims or penalties. Lastly, the Sarbanes-Oxley Act of 2002 has led to sweeping changes in corporate governance. This far reaching legislation has significantly affected public companies by enacting provisions covering corporate governance, board of directors and audit committee structure, management and control structure, new disclosure requirements, oversight of the accounting profession and auditor independence. The SEC also responded by, among other things, requiring chief executive officers and chief financial officers of public companies to certify the accuracy of certain financial reports and certain other SEC filings.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, other U.S. and state governmental regulatory authorities, or the NASD. Our business, financial condition and operating results also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities. Currently, new regulations are being discussed related to the over the counter market place, which, if adopted, could have negative implications for the profitability of making markets in OTC Bulletin Board  and Pink Sheet securities.

Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker-dealers.

The NASD and Net Capital Requirements

Regulatory bodies, including the NASD, are charged with safeguarding the integrity of the securities and with protecting the interests of investors participating in those markets. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

The SEC, NASD and various other regulatory agencies have rigid rules, including the maintenance of specific levels of net capital by securities brokers and dealers pursuant to the SEC’s Uniform Net Capital Rule 15c3-1 with which Hudson must comply. As of March 31, 2007, Hudson had total net capital of $8,393,065, which is $7,393,065 in excess of the Hudson’s minimum net capital requirement of $1,000,000.

Additionally, Hudson is subject to periodic, routine finance and operations reviews by the NASD staff and state securities divisions. It should be noted that Hudson has a disciplinary record with the NASD and fines have been levied against Hudson for violations that occurred during the tenure of the prior management. Given the NASD’s policy of progressive disciplinary actions, this prior record could adversely impact Hudson if we are cited for additional violations. On May 5, 2006, the NASD levied a fine of $72,500 against Hudson related to examinations and reviews conducted during the 2003 and 2004 calendar years. To date, no additional fines have been assessed against Hudson.

Employees

As of June 22, 2007, we employed 95 individuals, of which 91 are full-time employees. Of the 95 employees, 4 are in management, 39 are in trading, 29 are in sales, 3 are in compliance, 7 are in technology and 13 are in administration. We believe that our relations with our employees are good. None of our employees are represented by a union or any collective bargaining agreement.

Corporate Information

Our principal offices are located at 111 Pavonia Avenue, Suite 1500A, Jersey City, New Jersey 07310 and our telephone number is (201) 216-0100. Our corporate website is http://www.hudsonholdingcorp.com. The information on our website is not incorporated by reference to this annual report.

We file reports and other information with the SEC. The SEC maintains an internet site that contains reports, proxy, information statements and other information at http://www.sec.gov .

Risk Factors

An investment in our securities is extremely risky. You should carefully consider the following risks, in addition to the other information presented in this annual report before deciding to purchase or to sell our securities. If any of the following risks actually materialize, our business and prospects could be seriously harmed, the price and value of our securities could decline and you could lose all or part of your investment.

Risks Related to Our Business

Stock market volatility and other securities industry risks could adversely affect our business.

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

We are subject to market exposure and could be adversely affected by a decrease in the price of securities which we hold in our trading accounts.

We conduct our market-making activities predominantly as principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities we purchase or to repurchase securities we sell in such transactions. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry, which might result in higher trading losses than would occur if our positions and activities were less concentrated. Further, we trade on margin, which permits us to borrow funds from our clearing broker in order to take positions for our own account that exceed the available funds that we have deposited with our clearing broker, which might result in higher trading losses than would occur if our positions and activities were restricted to our funds on deposit. The success of our market-making activities primarily depends upon our ability to attract order flow, the skill of our personnel, general market conditions, the amount of, and volatility in, our quantitative market-making and program trading portfolios, effective hedging strategies, the price volatility of specific securities and the availability of capital. To attract order flow, we must be competitive on price, size of securities positions traded, liquidity, order execution, technology, reputation and client relationships and service. In our role as a market maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to match the quotes other market makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities.

There is a risk that our future operating results may fluctuate significantly.

We may experience significant variation in our future results of operations. These fluctuations may result from, among other things:

•	introductions of or enhancements to market-making services by us or our competitors;
•	the value of our securities positions and our ability to manage the risks attendant thereto;
•	the volume of our market-making activities;
•	the dollar value of securities traded;
•	volatility in the securities markets;
•	our market share with institutional clients;
•	our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and legal fees relating to legal and regulatory proceedings;
•	the strength of our client relationships; the amount of, and volatility in, our quantitative market-making and program trading portfolios;
•	changes in payments for order flow and clearing costs;
•	the addition or loss of executive management and sales, trading and technology professionals;
•	legislative, legal and regulatory changes;
•	legal and regulatory matters;
•	geopolitical risk;
•	the amount and timing of capital expenditures and divestitures;
•	the incurrence of costs associated with acquisitions and dispositions;
•	investor sentiment;
•	technological changes and events;
•	seasonality; and
•	competition and market and economic conditions.

If demand for our services declines due to any of the above factors, and we are unable to timely adjust our cost structure, our operating results could be materially and adversely affected.

Our traders may take larger risks than permitted which could result in large losses.

Although we require our traders to adhere to certain position limits (generally no more than $500,000 in total positions for the most experienced traders), sometimes a trader takes a position beyond these limits and subjects our company to greater risks. We have established procedures to guard against this, including real-time position monitoring which should promptly alert management to any excessive risks. However, there can be no assurance that management will be able to guard against all risks taken by each employee.

We are dependent on our clearing broker, which may go out of business or charge us for a default by a counter party to a trade.

As a market maker, the majority of our securities transactions are conducted as principal with broker-dealer and institutional counterparties located in the United States. We clear our securities transactions through an unaffiliated clearing broker. Under the terms of the agreement between us and our clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty's failure to fulfill its contractual obligations. No assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on our business, financial condition and operating results. In addition, at any time, a substantial portion of our assets are held by our clearing broker and, accordingly, we are subject to credit risk with respect to such clearing broker. Consequently, we are reliant on the ability of our clearing broker to adequately discharge its obligations on a timely basis. We are also dependent on the solvency of such clearing broker. Any failure by the clearing broker to adequately discharge its obligations on a timely basis, or failure by the clearing broker to remain solvent, or any event adversely affecting the clearing broker, could have a material adverse effect on our business, financial condition and operating results. If our clearing broker was to go out of business or decide not to continue to act as our clearing broker, our operating results would be adversely effected until we could replace them.

Reduced market volume, price and liquidity can impact our revenues.

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

During the period from approximately 1990 through July 31, 2004, primarily while our operating subsidiary Hudson was owned by and supervised by the prior management of the prior owners and operating under a different name, we were cited by the NASD for violations of the NASD's Rules of Fair Practice and Marketplace Rules on at least 20 occasions and were fined amounts ranging from $250 to $82,500. The total amount of such fines was approximately $405,000. The existence of such prior violations could have an adverse effect on us should such violations recur under the supervision of current management. To date, no additional fines have been assessed.

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

We need to comply with stringent capital requirements and therefore if we suffer significant losses we would be below our net capital requirement.

Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer, less deductions for certain types of assets. Currently, we are required to maintain net capital of at least $1,000,000. As of March 31, 2007, we had net capital of $8,393,065   and excess net capital (that is, net capital less required net capital) of $7,393,065. We intend to maintain such funds as are necessary to operate our business and to maintain compliance with regulatory net capital requirements. Changes to our business may require us to maintain higher net capital levels than currently. If we fail to maintain the required net capital, we may be subject to suspension or revocation of our licenses. If such net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, we might be required to limit or discontinue those portions of our business that require the intensive use of capital. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

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

We also plan to expand into complementary businesses, both by developing new product/service offerings that will be valuable to our existing customers and by entering into strategic partnerships with related businesses that can bring new customers. The firm recently began trading listed securities and currently trades approximately 500 listed securities. In addition, we plan to explore creating a retail brokerage division. There can be no assurance that any of the new products or services will be developed. If we are unable to raise adequate capital, we will not have the available funds to create new products.

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

Despite efforts to minimize the risk, system failures could negatively impact our ability to conduct our business. Furthermore, as our business expands, we face risks relating to the need to expand and upgrade our transaction processing systems, network infrastructure and other aspects of our technology. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. We cannot assure you that we will be able to predict accurately the timing or rate of such growth, or expand and upgrade our systems and infrastructure on a timely basis.

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

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our Common Stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our Shares could, for example, decline precipitously in the event that a large number of shares of our Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history, and uncertainty of future market acceptance for our services. As a consequence of this enhanced risk, more risk adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

In addition, the market price of the Common Stock could be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;
•	fluctuations in interest rates;
•	the operating and stock price performance of other companies that investors may deem comparable to us; and
•	news reports relating to trends in our markets or general economic conditions.

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

Four employees control approximately 46% of the voting capital stock of our company.

Our three executive officers and Steven Winkler, our NASDAQ trading manager at the Company’s wholly-owned broker-dealer subsidiary, each own approximately 11-12% of our common stock. In the event that these individuals vote together on any or all issues, you will have no effective voice in our management. Accordingly, these four individuals could substantially influence the outcome of any matters submitted to a vote of our stockholders and have the ability to determine all management policy and financing decisions.

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

The large number of newly issued shares and shares issuable upon exercise of warrants could have an adverse affect on our stock price.

In a recent private placement, the Company issued 9,575,325 shares of Common Stock, 4,787,664 investor warrants with an exercise price of $0.85 and 574,520 placement agent warrants with an exercise price of $0.60. In addition, another 1,760,590 warrants with an exercise price of $1.0494 remain outstanding. Subsequent to the private placement, 7,908,655 shares of Common Stock and 3,954,329 shares of Common Stock issuable upon exercise of warrants with an exercise price of $0.85 were registered by the Company. Given the effectiveness of the Registration Statement, such investors now have the ability to sell such shares without any volume restrictions. Therefore, the price of our common stock could significantly decline if such investors elect to sell their shares in the market at times when there are not a corresponding number of investors willing to purchase such shares. In addition, the large number of outstanding warrants will likely cause an overhang on the market and prevent the market price of the Common Stock from rising above the warrant exercise price.

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

Item 2. Description of Property

Our corporate headquarters are located in 26,875 square feet of office space at 111 Pavonia Avenue in Jersey City, New Jersey, which incorporates a state-of-the-art trading floor that was abandoned by a competitor. This lease expires in August 30, 2012 and our initial monthly base rent is $33,594. We believe that our new headquarters space is more than adequate to support our existing business, plus any intermediate term business expansion. We also lease space at 525 Washington Blvd., Jersey City, New Jersey (11,737 square feet of office space) at a monthly rent of $34,484. This lease expires in November 30, 2007 and we do not expect to continue using such space after that date. In addition, we maintain trading and sales offices in Tinton Falls, New Jersey and Boca Raton, Florida. Our offices include a total of 176 trading stations: 140 at headquarters in New Jersey, 16 in Tinton Falls and 20 in Florida.

Item 3. Legal Proceedings

The Company has been named as a defendant in various routine actions that are incidental to its activities as a broker-dealer including civil actions and arbitration. From time to time, the Company is also involved in proceedings and investigations by self-regulatory organizations. Although the ultimate outcome of these matters involving the Company cannot be predicted with certainty, management believes it has meritorious defenses to all such actions and intends to defend each of these actions vigorously. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company's management the ultimate resolution of such actions against the Company will have no material adverse effect on the Company's financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock has been listed and quoted on the OTC Bulletin Board under the symbol “HDHL.OB” since September 5, 2005, and prior to that date, our common stock traded under the symbol “HOMI”. All prices reflected herein have been adjusted to reflect the 1-for-8 reverse split of our common stock that was effected on September 6, 2005.

We have 296 holders of record of our common stock as of June 22, 2007.

The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board:

	High	Low

Fiscal Year 2006

First Quarter	$2.00	$0.96
Second Quarter	1.44	0.90
Third Quarter	1.09	0.51
Fourth Quarter	1.75	0.53

Fiscal Year 2007

First Quarter	$2.00	$1.46
Second Quarter	1.60	0.93
Third Quarter	1.00	0.70
Fourth Quarter	1.15	0.70

The high and low sales prices as reported on the OTC Bulletin Board on June 22, 2007 were $0.55 and $0.50, respectively.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Recent Sales of Unregistered Securities

During the period covered by this report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”) except as previously reported in a quarterly report on Form 10-QSB or on a current report on Form 8-K.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during the fourth quarter of the fiscal year covered by this report.

Item 6. Management's Discussion and Analysis or Plan of Operation

Summary Financial Information

The summary financial data set forth below are derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Form 10-KSB.

Consolidated Statement of	Year Ended	Year Ended
Operations Data:	March 31, 2007	March 31, 2006

Revenues	$20,851,519	$20,224,286
Net income (loss)	$(383,108)	$783,825
Earnings (loss) per share - basic and diluted	$(0.01)	$0.04
Weighted average number of shares:
- basic	30,393,959	21,910,067
-diluted	30,393,959	22,153,119

Consolidated Balance Sheet Data:

Working capital	$11,089,549	$6,305,309
Total assets	$23,121,286	$10,865,869
Total liabilities	$9,857,771	$2,773,187
Stockholders' equity	$13,263,515	$8,092,682

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto included elsewhere herein.

Results of Operations

The following discussion and financial information is presented to aid in understanding our consolidated financial position and results of operations. The emphasis of this discussion will be on the fiscal year ended March 31, 2007, as compared to the fiscal year ended March 31, 2006.

We had overall revenues of approximately $20.9 million for fiscal 2007, as compared to approximately $20.2 million for fiscal 2006. Net trading gains increased to approximately $17.9 million from approximately $17.6 million during the prior fiscal year. The increase in net trading gains is consistent with an increase in the number of trading personnel from 35 to 39. Commission revenues increased to $2.7 million from $2.5 million during the prior fiscal year. The increase in commission revenues is consistent with an increase in the number of sales personnel from 23 to 29. Other revenues increased to $0.3 million from $0.1 million during fiscal 2006, primarily due to an increase in referral fees plus approximately $62,000 of revenues from Technologies.

Our cost structure consists of both variable costs, such as commissions and clearing charges, and fixed costs, such as salaries and related costs (including payroll taxes and benefits), communications (quote, trading, order management and telecommunication services), occupancy (rent, electricity, maintenance and real estate taxes) professional fees (attorneys and auditors), business development (travel, entertainment and advertising) and other operating costs. From a compensation perspective, roughly half of our employees are salaried, while most of our traders and salespersons receive revenue-based commission payments.

Despite the increase in overall revenues, we had a pre-tax loss of $0.5 million (which includes approximately $62,000 of pre-tax income from Technologies) as compared to a $1.3 million pre-tax profit during the prior year, as expenses increased by $2.4 million, primarily as a result of a $0.9 million increase in communications costs (order management, stock quotation, news services, telecommunications and networking costs) and a $0.7 million increase in occupancy costs, primarily attributable to efforts to increase the firm’s production capacity by occupying a new, larger and more technologically advanced trading floor, including a temporary duplication of rent expense for two locations in Jersey City, New Jersey from June 2006 until the lease for our former headquarters location expires in November 2007. Salaries and related costs increased by $0.5 million, primarily due to an increase in salaried technology, trading, marketing and sales personnel and salary increases. Trader and salesperson commissions of $8.6 million (41.4% of revenues) in the current fiscal year compare to $8.2 million (40.6% of revenues) in the prior fiscal year. Clearance charges of $0.8 million (3.6% of revenues) in the current fiscal year declined compared to $1.1 million (5.6% of revenues) in the prior fiscal year, primarily due to ongoing negotiation of rate reductions.

We had a net loss of $383,108 during fiscal 2007 (which includes approximately $20,000 of net income from Technologies), as compared to net income of $783,825 during the prior year. Income taxes are a benefit of $89,430 during fiscal 2007, as compared to a provision of $469,000 during the prior year, primarily due to the decline in the pre-tax results.

Liquidity and Capital Resources

Working Capital

During the past fiscal year, our working capital (current assets less current liabilities) improved to $11.1 million from $6.3 million, primarily as a result of a sale of common stock with $5.5 million of net proceeds, partially offset by $0.7 million used for investment activities, including capital expenditures and the setting aside of restricted cash (a time deposit which is collateralizing a letter of credit. We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. Current assets include cash and cash equivalents, receivable from clearing broker (cash on deposit with our clearing broker) and marketable securities owned and income taxes receivable. Current liabilities include securities sold but not purchased, commissions payable and accrued expenses.

We currently do not have any outstanding bank borrowings or long-term debt. On April 20, 2006, we deposited a $225,000 letter of credit with the landlord associated with our new headquarters space, after depositing $225,000 of collateral with the issuing financial institution in the form of a fourteen-month time deposit.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. See Note K to the consolidated financial statements for additional details related to regulatory net capital requirements. While we have recently issued stock and warrants, we still expect that any significant expansion or acquisition opportunities will require additional subordinated debt or common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our new headquarters space had been recently renovated by the previous occupants and did not require material expenditures on our part, other than a telecommunications switch which was leased over a three year period with aggregate payments totaling approximately $275,000. Technologies was formed as a Delaware corporation on May 22, 2006 and was funded with a total of $550,000 during the fiscal year ended March 31, 2007, in order to accommodate an initial expense budget of approximately $25,000 per month.  The purpose of Technologies is to perform software development and technology services, both for the Company and for customers. Our contractual commitments consist primarily of office and equipment leases, plus certain employment agreements (see the table on the next page).

Our cash position increased by $4.6 million to $5.1 million during the fiscal year ended March 31, 2007, after increasing by $0.2 million during the fiscal year ended March 31, 2006. However, it should be noted that our cash position is primarily a function of how much of our funds are invested in marketable securities or on deposit with our clearing broker.

Operating Activities

Net cash used in operating activities was $0.2 million during fiscal 2007, primarily due to a $2.6 million increase in net securities positions and a $1.2 million increase in the current income tax receivable, partially offset by a $3.9 million decrease in the receivable from clearing broker balance and $0.1 million generated from our net loss ($0.4 million), after adjusting for non-cash items ($0.5 million). Net cash used in operating activities was $1.6 million during fiscal 2006, primarily due to a $2.1 million increase in the receivable from clearing broker balance and a $0.9 million increase in net securities positions, partially offset by $1.1 million generated from net income ($0.8 million), after adjusting for non-cash items ($0.3 million), plus a $0.6 million increase in the current income tax liability.

Investing Activities

Net cash used in investing activities was $0.7 million and $0.2 million during fiscal 2007 and 2006, respectively. During both periods, the usage of cash included the purchase of $0.2 million of furniture, equipment, and leasehold improvements, plus for 2007 there was $0.2 million of capitalized software expenditures and another $0.2 million was set aside as restricted cash in order to collateralize the letter of credit issued in favor of the landlord of the new headquarters space.

Financing Activities

Net cash provided by financing activities was $5.5 million and $2.0 million during fiscal 2007 and 2006, respectively, due to private placements of common stock (plus warrants in 2007). Most of the stock sold during fiscal 2007 was subject to registration rights and a registration statement went effective on April 5, 2007 related to 7,908,655 common shares plus 3,954,329 common shares underlying warrants.

Contractual Obligations

In connection with our operating activities, we enter into certain contractual obligations. Our future cash payments associated with our operating leases, are summarized below:

	Payments due in
For the years ended March 31,	2008	2009-2010	2011-2012	Thereafter	Total
Office leases	$702,000	$1,048,000	$1,117 000	$239,000	$3,106,000
Equipment leases	104,000	74,000	-	-	178,000
Employment agreements	550,000	900,000	700,000	-	2,150,000
	$1,356,000	$2,022,000	$1,817,000	$239,000	$5,434,000

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B. On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our new office space lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen-month time deposit, in order to collateralize the letter of credit.

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

Goodwill

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, by applying a fair value based test. The Company reviews goodwill for impairment annually, during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events.

The reviews are performed at the Hudson level, generally by using the market capitalization of the Company as an indicator of fair value, since Hudson currently represents the most significant component of the consolidated entity. Impairment is potentially indicated when the carrying value of Hudson, including goodwill, exceeds its fair value. If potential impairment were indicated, the fair value of Hudson would be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of Hudson’s goodwill. If the fair value was less than the carrying value of goodwill, an impairment would be recorded. As a result of its assessment, the Company has determined no such potential impairment was indicated during the year ended March 31, 2007.

Income taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more than likely that these deferred income tax assets will be realized. As of March 31, 2007, the Company has a $71,500 valuation allowance related to certain state net operating loss carryforwards which expire in 2011 and 2013.

Stock-based compensation

The Company accounts for stock option grants under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the Company is required to measure the cost of employee and director services received in exchange for an award of equity instruments based on the fair value of the award. The award is measured at the grant date for awards to employees and directors. That cost is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions, including the expected term of the options and the expected volatility of the underlying common stock, which can materially affect the fair value estimate. Given that the Company’s shares have only been publicly traded since May 3, 2005, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry, during the early stages of their life as a public company.

Item 7. Financial Statements

Our consolidated financial statements and the related notes begin on Page F-1, which are included in this Annual Report on Form 10-KSB.

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

We became a public company on May 3, 2005. We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management's report on internal controls over our financial reporting until our year ending March 31, 2008. While our disclosure controls and procedures are currently adequate, they may not meet the higher standards of Section 404 of the Sarbanes Oxley Act of 2002 ("Sarbanes Oxley") without some form of remediation.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
Compliance with Section 16(a) of the Exchange Act

The following table sets forth information regarding the members of our board of directors and our executive officers.

Name	Age	Position
Martin C. Cunningham	47	Chairman of the Board of Directors and Chief Executive Officer
Keith R. Knox	48	President, Secretary and Director
Mark Leventhal	51	Executive Vice President and Director
Peter J. Zugschwert	41	Director
Joanne V. Landau	52	Director
Carmine V. Chiusano	65	Director

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

Peter J. Zugschwert has been a director of the Company since October 1997, served as President of the Company from December 1997 through May 2005 and served as CEO of the Company from September 1997 to May 2005. Mr. Zugschwert has been a Private Equity Consultant since 1997.

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

Carmine V. Chiusano has been a Director since May 2006. In 2004, Mr. Chiusano retired from Schwab Capital Markets (formerly Mayer & Schweitzer) where he was employed since 1968, most recently as Senior Vice President, Chief Operating Officer.

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

The Audit Committee, which was established in May 2006, is comprised solely of directors who satisfy the SEC and American Stock Exchange audit committee membership requirements, is governed by a board-approved charter, which is incorporated by reference as Exhibit 10.7, that contains, among other things, the committee's membership requirements and responsibilities. The audit committee oversees our accounting, financial reporting process, internal controls and audits, and consults with management and the independent registered public accounting firm (the "independent auditors") on, among other items, matters related to the annual audit, the quarterly financial statements and the application of United States generally accepted accounting principles. As part of its duties, the audit committee appoints, evaluates and retains our independent auditors. It maintains direct responsibility for the compensation, termination and oversight of our independent auditors and evaluates the independent auditors' qualifications, performance and independence. The committee also monitors compliance with our policies on ethical business practices and reports on these items to the board. The audit committee has established policies and procedures for the pre-approval of all services provided by the independent auditors. Our audit committee is comprised of Ms. Landau and Messrs. Zugschwert and Chiusano, and Mr. Zugschwert is the chairman of the committee.

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

The Compensation Committee, which was established in May 2006, is comprised solely of independent directors, determines all compensation for our Chief Executive Officer; reviews and approves corporate goals relevant to the compensation of our Chief Executive Officer and evaluates our Chief Executive Officer's performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; advises our board regarding our stock option plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where board or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The compensation committee is governed by a Board-approved charter, which is attached as Exhibit 10.8. Our compensation committee is comprised of Ms. Landau and Messrs. Zugschwert and Chiusano, and Mr. Chiusano is the chairman of the committee.

The Nominating and Corporate Governance Committee, which was established in May 2006, considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping our corporate governance. The committee is governed by a Board-approved charter, which is incorporated by reference as Exhibit 10.9. As part of its duties, the committee assesses the size, structure and composition of the board and board committees, coordinates evaluation of board performance and reviews board compensation. The committee also acts as a screening and nominating committee for candidates considered for election to the board. In this capacity it concerns itself with the composition of the board with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other board members, management, stockholders or external sources and all self-nominated candidates. The committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other board members, management and search companies. Our nominating committee is comprised of Ms. Landau and Messrs. Zugschwert and Chiusano, and Ms. Landau is the chairman of the committee.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applying to our directors, officers and employees. The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the code to appropriate persons identified in the code, and (v) accountability for adherence to the Code. The Code is incorporated by reference as Exhibit 14. In addition, we undertake to provide copies of the Code to any person, at no charge, upon receipt of a written request addressed to Mr. Keith Knox, President, Hudson Holding Corporation, 111 Town Square Place, Suite 1500A, Jersey City, New Jersey 07310.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports and changes in ownership of such securities with the SEC and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended March 31, 2007 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons, stating that such person was not required to file a Form 5 during the Company's fiscal year ended March 31, 2007, it has been determined that no Reporting Persons were delinquent with respect to the person's reporting obligations set forth in Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended March 31,	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation		Total
Martin C. Cunningham, Chairman and Chief Executive Officer	2007	$185,000	$-	$-	$-	$23,792	(1)	$208,792

Keith R. Knox, President and Secretary	2007	$185,000	$-	$-	$-	$23,005	(1)	$208,005

Mark Leventhal, Executive Vice President	2007	$180,000	$-	$-	$-	$32,538	(1)	$212,538

(1)	Amounts represents health, dental, life and disability insurance benefits as well as vehicle allowances and parking fees, as applicable.

Employment and Consulting Arrangements and Change in Control Arrangements

The Compensation Committee of our board of directors have approved the terms of each of the employment agreements described below. As of January 1, 2007, we entered into the employment agreements described below with each of the following persons.

Martin Cunningham as our Chief Executive Officer. The agreement provides for an initial term of five years, an annual salary to Mr. Cunningham of $200,000 and an annual bonus based on a formula of 5% of the firm’s net profits before taxes, payable quarterly, provided that net profits in such fiscal quarter is equal to or exceeds $1,200,000. Our board of directors may increase the amount of the bonus. The agreement also provides for the executive’s ability to participate in our health insurance program and a car allowance of $1,000 per month. In the event that Mr. Cunningham’s employment is terminated by the Company, other than with good cause, he will receive any bonus payment due through his termination date, all remaining salary payments, plus certain health insurance benefits.

Keith Knox as our President. The agreement provides for an initial term of five years, an annual salary to Mr. Knox of $200,000 and an annual bonus, based on a formula of 4% of the firm’s net profits before taxes, payable quarterly, provided that net profits in such fiscal quarter is equal to or exceeds $1,200,000. Our board of directors may increase the amount of the bonus. The agreement also provides for the executive’s ability to participate in our health insurance program and a car allowance of $1,000 per month. In the event that Mr. Knox’s employment is terminated by the Company, other than with good cause, he will receive any bonus payment due through his termination date, all remaining salary payments, plus certain health insurance benefits.

Outstanding Equity Awards at Fiscal Year End

No option, stock appreciation right or long-term incentive plan awards were granted to or exercised by any of the Named Executive Officers during the fiscal year ended March 31, 2007 and no such awards are currently outstanding.

2005 Stock Option Plan

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

As of March 31, 2007, there were 1,355,000 options outstanding under the Plan and 645,000 options remained available for issuance under the plan. On May 2, 2007, we granted an additional 250,000 options to a consultant.

Director Compensation

Directors were not compensated for their service during the fiscal year ended March 31, 2006. On August 15, 2006, the board of directors resolved that compensation for each of the independent directors for the ensuing year would be $600 per month, plus immediately vested five -year options to purchase 10,000 shares of the Company’s common stock with an exercise price equal to the market price of the Company’s common stock on the August 15, 2006 grant date.

Director Compensation Table

Name	Fees Earned or Paid in Cash	(1) Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	(2) All Other Compensation	Total
Carmine Chiusano	$4,200	$-	$5,800	$-	$-	$9,846	$19,846

Joanne Landau	$4,200	$-	$5,800	$-	$-	$-	$10,000

Peter Zugschwert	$4,200	$-	$5,800	$-	$-	$-	$10,000

(1)
Amounts represents the value of 10,000 stock options granted to each of the independent members of the Board of Directors during the fiscal year ended March 31, 2007. The options were valued using the Black-Sholes pricing model (For assumptions used in this calculation, See Note B[9] in the consolidated financial statements, included within this annual report). These are the only options granted to directors which are outstanding at March 31, 2007.

(2)	Amount represents compensation paid, primarily during the period from April 1, 2006 to May 15, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Number of securities
	Number of securities to		remaining available for
	be issued upon exercise	Weighted-average exercise	future issuance under
	of outstanding options,	price of outstanding	equity compensation plans
	warrants and rights	options, warrants and rights	(excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	1,355,000	$1.00	645,000

Equity compensation plans not approved by security holders	-	-	-

Total	1,355,000	$1.00	645,000

The table above reflects the status of the Company's equity compensation plans as of March 31, 2007.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the number of shares of our common stock beneficially owned on June 22, 2007 by:

o each person who is known by us to beneficially own 5% or more of our common stock;

o each of our directors and executive officers; and

o all of our directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is Hudson Holding Corporation, 111 Pavonia Avenue, Suite 1500A, Jersey City, New Jersey 07310.

	Number of Shares
	Beneficially	Percentage of Shares
Name and Address of Beneficial Owner	Owned (1)	Beneficially Owned (2)

Directors and Executive Officers:

Martin C. Cunningham	4,178,565	11.4%

Keith R. Knox	4,178,565	11.4%

Mark Leventhal	4,348,565	11.8%

Peter J. Zugschwert (3)	224,356	*

Joanne V. Landau (3)	10,000	*

Carmine V. Chiusano (3)	10,000	*

All executive officers and directors as a group (6 persons)	12,950,051	35.3%

Other 5% or Greater Stockholders:

Kenneth D. Pasternak (4)	9,081,789	24.2%

Steven L. Winkler (5)	4,348,565	11.8%

South Ferry #2 LP (6)	3,375,000	8.9%

* Less than 1% of outstanding shares

(1) Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person.

(2) Based upon 36,725,185 shares of our common stock outstanding on June 22, 2007.

(3) Includes 10,000 shares of Common Stock issuable upon exercise of Stock options to these directors

(4) Includes 833,335 shares of Common Stock issuable upon exercise of Warrants. The address for Mr. Pasternak is 111 E. Saddle River Road, Saddle River, N.J. 07458.

(5) Mr. Winkler is employed by Hudson Securities, Inc., a wholly-owned subsidiary of Hudson Holding Corporation, as Nasdaq Trading Manager.

(6) Includes 1,125,000 shares of common stock issuable upon exercise of warrants. Aaron Wolfson and Abraham Wolfson are the General Partners of South Ferry #2 LP, however, all of the voting and dispositive power over South Ferry #2’s portfolio has been delegated to Morris Wolfson, its portfolio manager. Aaron Wolfson, Abraham Wolfson and Morris Wolfson each disclaim beneficial ownership over the shares owned by South Ferry #2 LP. The address for South Ferry #2 LP is One State Street Plaza, 29th Floor, New York, New York 10004.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Subsequent to our fiscal year end, the Board approved the establishment of trading accounts that would be subject to position limits and would be jointly or individually managed by key personnel, including Mr. Martin Cunningham (our Chairman and Chief Executive Officer), Mr. Keith Knox (our President, Secretary and Director), and Mr. Mark Leventhal (Executive Vice President and Director). In accordance with the arrangement, 48% of the net trading profit in these trading accounts will be paid out as compensation to the responsible individuals.

Three of our six directors are considered "independent" under the SEC's new independence standards.

Item 13. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 13, 2005, among Health Outcomes Management, Inc. and Hudson Holding Corporation (1)

2.2	Agreement and Plan of Merger, dated December 22, 2004, among Health Outcomes Management, Inc., Hudson Acquisition Inc. and Hudson Securities, Inc. (2)

3.1	Certificate of Incorporation of Hudson Holding Corporation (1)

3.2	Bylaws of Hudson Holding Corporation (1)

4.1	Rights of Dissenting Shareholders (1)

4.2	Form of Warrant (3)

10.1	Subscription Agreement, dated January 10, 2006, between Kenneth Pasternak and Hudson Holding Corporation (4)

10.2	2005 Stock Option Plan (1)

10.3	Form of Securities Purchase Agreement (3)

10.4	Form of Registration Rights Agreement (3)

10.5	Employment Agreement, effective as of January 1, 2007, by and between Hudson Holding Corporation and Martin C. Cunningham (5)

10.6	Employment Agreement, effective as of January 1, 2007, by and between Hudson Holding Corporation and Keith R. Knox (5)

10.7	Audit Committee Charter (6)

10.8	Compensation Committee Charter (6)

10.9	Nominating and Corporate Governance Committee Charter (6)

10.10	Complaint Procedures for Accounting, Internal Accounting Control, and Auditing Matters (6)

14	Code of Business Conduct and Ethics and Compliance Program (6)

21	Subsidiaries of Hudson Holding Corporation

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Press Release Related to Hudson Holding Corporation's Earnings for the Year Ended March 31, 2007

* These Exhibits attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(1)      Incorporated by reference to the exhibits included with our Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 1, 2005.

(2)    Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on December 28, 2004.

(3)    Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on December 1, 2006, as amended.

(4)    Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 19, 2006, as amended.

(5)    Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 4, 2007, as amended.

(6)    Incorporated by reference to the exhibits included with our Form 10-KSB filed with the SEC on June 29, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered was $55,000 and $60,000 for the audits of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2007 and 2006, respectively, which services include the cost of the audits of the consolidated financial statements included in the Company’s annual Forms 10-KSB for each respective year and the reviews of the related quarterly Form 10-QSB’s..

Audit-Related Fees

The principal accountant billed $7,600 related to the review of a registration statement during the fiscal year ended March 31, 2007 and $10,000 related to reviews of prior year financial statements during the fiscal year ended March 31, 2006.

Tax Fees

For the years ended March 31, 2007 and 2006, the principal accountant billed $54,500 and $12,000, respectively, for tax compliance. The billing for the fiscal year ended March 31, 2007 included services related to tax returns for three periods.

All Other Fees

The principal accountant billed $28,728 related to several audits of anti-money laundering procedures during the fiscal year ended March 31, 2007.

Audit Committee Policies and Procedures

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON HOLDING CORPORATION

Dated: June 28, 2007	By: /s/ Martin C. Cunningham Martin C. Cunningham Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 28, 2007	By: /s/ Keith R. Knox Keith R. Knox President, Secretary and Director (Principal Financial and Accounting Officer)

Signatures	Title	Date

/s/ Martin C. Cunningham Martin C. Cunningham	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	June 28, 2007

/s/ Keith R. Knox Keith R. Knox	President, Secretary and Director (principal financial and accounting officer)	June 28, 2007

/s/ Mark Leventhal Mark Leventhal	Executive Vice President and Director	June 28, 2007

/s/ Peter J. Zugschwert Peter J. Zugschwert	Director	June 28, 2007

/s/ Joanne V. Landau Joanne V. Landau	Director	June 28, 2007

/s/ Carmine V. Chiusano Carmine V. Chiusano	Director	June 28, 2007

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

Table of Contents to Consolidated Financial Statements

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of March 31, 2007	F-2

Consolidated Statements of Operations
for the Years Ended March 31, 2007 and 2006	F-3

Consolidated Statements of Stockholders' Equity
for the Years Ended March 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the Years
Ended March 31, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Hudson Holding Corporation

We have audited the consolidated statement of financial condition of Hudson Holding Corporation (the "Company") and subsidiaries as of March 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson Holding Corporation as of March 31, 2007, and the consolidated results of its operations and its cash flows for the years ended March 31, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

Eisner LLP

New York, New York
June 20, 2007

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

MARCH 31, 2007

ASSETS

Cash and cash equivalents	$5,112,275
Cash-restricted	235,837
Receivable from clearing broker	945,031
Securities owned, at fair value	14,188,748
Income taxes receivable	613,266
Furniture, equipment, capitalized software and leasehold improvements, net	478,077
Deferred tax asset	79,000
Other assets	269,873
Goodwill	1,111,179
$23,033,286

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Securities sold, but not yet purchased, at fair value	$8,266,395
Commissions payable	628,088
Accrued expenses and other liabilities	875,288

Total liabilities	9,769,771

Commitments and contingencies (Note J)

Stockholders' equity:
Preferred stock, $0.001 par value,
1,000,000 shares authorized, none issued	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
36,725,185 shares issued and outstanding	36,725
Additional paid-in capital	12,217,127
Retained earnings	1,009,663

Total stockholders' equity	13,263,515

$23,033,286

See notes to these consolidated financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2007	2006

Revenues:
Trading gains, net	$17,924,177	$17,621,676
Commissions	2,665,437	2,539,737
Interest and other income, net	261,905	62,873

	20,851,519	20,224,286

Expenses:
Salaries and related costs	3,457,888	2,948,861
Commissions and clearing charges	9,395,294	9,327,598
Communications	5,517,066	4,584,858
Occupancy	1,215,463	522,774
Professional fees	549,792	551,844
Business development	393,850	390,383
Other	794,704	645,143

	21,324,057	18,971,461

(Loss) income before income taxes	(472,538)	1,252,825
Income tax (benefit) provision	(89,430)	469,000

Net (loss) income	$(383,108)	$783,825

(Loss) earnings per share - basic	$(0.01)	$0.04
(Loss) earnings per share - diluted	$(0.01)	$0.04

Weighted average number of shares outstanding - basic	30,393,959	21,910,067
Weighted average number of shares outstanding - diluted	30,393,959	22,153,119

See notes to these consolidated financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, March 31, 2005	19,334,084	$19,334	$4,680,577	$608,946	$5,308,857

Shares deemed issued in connection with Health Outcomes Management, Inc. merger	1,233,992	1,234	(1,234)	-	-

Sale of common stock	6,581,784	6,582	1,993,418	-	2,000,000

Net income	-	-	-	783,825	783,825

Balance, March 31, 2006	27,149,860	27,150	6,672,761	1,392,771	8,092,682

Sale of common stock and warrants	9,575,325	9,575	5,471,123	-	5,480,698

Stock-based compensation - employees	-	-	55,843	-	55,843

Stock-based compensation - directors	-	-	17,400	-	17,400

Net loss	-	-	-	(383,108)	(383,108)

Balance, March 31, 2007	36,725,185	$36,725	$12,217,127	$1,009,663	$13,263,515

See notes to these consolidated financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2007	2006

Cash flows from operating activities:

Net (loss) income	$(383,108)	$783,825
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	141,947	145,214
Stock-based compensation	73,243	-
Commissions receivable reserve provision	160,269	112,521
Bad debt reserve provision	-	25,000
Deferred rent	78,030	(15,960)
Changes in:
Receivable from clearing broker	3,921,519	(2,143,146)
Securities owned	(10,453,351)	(679,704)
Income taxes receivable/payable	(1,194,800)	559,118
Commissions receivable	(160,269)	30,457
Deferred tax asset	44,000	(142,000)
Other assets	107,757	(238,911)
Securities sold, but not yet purchased	7,847,807	(225,744)
Commissions payable	(566,055)	286,968
Accrued expenses and other liabilities	218,336	(144,676)

Net cash used in operating activities	(164,675)	(1,647,038)

Cash flows from investing activities:
Purchases of furniture and equipment,
capitalized software and leasehold improvements	(444,460)	(171,515)
Cash subject to restrictions	(235,837)	-

Net cash used in investing activities	(680,297)	(171,515)

Cash flows from financing activities:
Proceeds from issuance of common stock
and warants, net of issuance costs	5,480,698	2,000,000

Net cash provided by financing activities	5,480,698	2,000,000

Net increase in cash	4,635,726	181,447
Cash and cash equivalents - beginning of year	476,549	295,102

Cash and cash equivalents - end of year	$5,112,275	$476,549

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$1,114,060	$57,057
Non-cash operating activities:
Commissions and note receivable
written-off against reserve	$137,521	$-

See notes to these consolidated financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Hudson Holding Corporation ("Holding") and its wholly-owned subsidiaries Hudson Securities, Inc. ("Hudson") and Hudson Technologies, Inc. (“Technologies”) (collectively the "Company"). Holding was formed in 1987, is currently incorporated in the State of Delaware, and is a holding company. Hudson was formed in 1984, is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). Hudson is a market maker specializing in providing liquidity in less liquid, difficult to trade stocks. Hudson is an introducing broker and clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. As of March 31, 2007, Technologies had total assets of $752,186 and for the period from May 22, 2006 (date of inception) through March 31, 2007, Technologies had revenues and net income of $62,281 and $19,950, respectively. All significant intercompany transactions among the companies have been eliminated. The Company has offices in New Jersey and Florida.

On July 21, 2004 a predecessor broker-dealer formed a wholly-owned subsidiary named Hudson Capital Markets, Inc. ("HCMI"), which was organized in the state of Delaware. HCMI was authorized to issue 30,000,000 shares of common stock with a par value of $.001 per share. On July 31, 2004, the predecessor broker-dealer was merged into HCMI, with HCMI becoming the survivor ("HCMI Merger") and the name was changed to Hudson Securities, Inc. In connection with this merger, the stockholders of the predecessor broker-dealer received 83,333.33 shares of Hudson for each share of the predecessor broker-dealer shares owned. The historical capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by HCMI in the HCMI Merger, while the predecessor broker-dealer historical retained earnings was carried forward.

In December 2004, Hudson entered into an Agreement and Plan of Merger (the "Agreement") with Health Outcomes Management, Inc. ("HOM"), a non-operating public company. On May 3, 2005, under the terms of the Agreement, Hudson's stockholders exchanged all 10,967,000 shares of their common stock for 19,334,084 post reverse-split shares of HOM common stock, and Hudson's warrant holders exchanged 998,667 of their Hudson warrants with an exercise price of $1.85 for 1,760,590 post reverse-split warrants to purchase HOM common stock at $1.0494 per share (the "Exchange"). The HOM shares that were issued represented 94% of HOM's outstanding interest at the time of this exchange. In connection with the legal form of this transaction, Hudson became a wholly owned subsidiary of HOM. On September 6, 2005, HOM changed its name to Hudson Holding Corporation and effectuated a one for eight reverse stock split for all stockholders of record as of the close of business on June 13, 2005. For financial reporting purposes, the Exchange represents a capital transaction of Hudson or a "reverse merger" rather than a business combination. Accordingly, the number of shares issued and outstanding and additional paid-in capital of Holding has been retroactively adjusted to reflect the equivalent number of shares issued by HOM, on a post reverse-split basis, in the Exchange while Hudson's historical retained earnings is being carried forward. All costs attributable to the reverse merger were expensed. Further, all per share amounts and number of common stock shares, including those obtainable on the exercise of warrants, in these consolidated financial statements and notes thereto have been reflected on a post reverse-split basis.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Securities transactions:

Hudson records transactions in securities and the related revenue and expenses on a trade-date basis. Securities owned and securities sold, but not yet purchased, are stated at fair value with any resulting unrealized gains and losses reflected in trading gains, net. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management. Because of the inherent uncertainty of valuation estimates, the management determined values may differ significantly from values that would have been used had a ready market for these securities existed and the differences could be material.

[2] Income taxes:

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more than likely that these deferred income tax assets will be realized.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[3] Furniture, equipment, leasehold improvements, capitalized software and depreciation and amortization:

Furniture, equipment and leasehold improvements are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the related asset or, in the case of leasehold improvements, over the shorter of its estimated useful life or the lease term.

During April 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of $218,000 are included in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of March 31, 2007. The entire amount represents software that is still in development and is not being amortized as of March 31, 2007.

[4] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant assumptions concern determining the fair value of certain securities and the evaluation of goodwill for impairment. Actual results could differ from those estimates.

[5] Cash and cash equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

Restricted cash represents an automatically renewable, fourteen month time deposit which collateralizes a letter of credit (see Note I [3]).

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

[7] Goodwill:

On June 30, 2004, an investor group purchased all of the outstanding common stock of the broker-dealer which was the predecessor to Hudson for a purchase price of approximately $7,136,000. As a result, the predecessor broker-dealer changed its name to Hudson and recorded goodwill of approximately $1,111,000, which represented the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[7] Goodwill, continued

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, by applying a fair value based test. The Company reviews goodwill for impairment annually, during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the Hudson level, generally by using the market capitalization of the Company as an indicator of fair value, since Hudson currently represents the most significant component of the consolidated entity. Impairment is potentially indicated when the carrying value of Hudson, including goodwill, exceeds its fair value. If a potential impairment is indicated, the fair value of Hudson would be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of Hudson’s goodwill. If that fair value was less than the carrying value of goodwill, impairment would be recorded. As a result of its assessment, the Company has determined that no such potential impairment was indicated during the year ended March 31, 2007.

[8] Commissions receivable reserve:

Commissions receivable represent cumulative draws and benefits provided to traders and salespersons in excess of cumulative commissions earned. The Company will collect these receivables if future earned commissions exceed future draws and benefits. The Company establishes reserves as an offset to the receivable balance on the basis of historical collections and estimates of future collections. As of March 31, 2007, the Company had $160,269 of commissions receivable offset by a reserve of the same amount.

[9] Stock based compensation:

Commencing with the first issuance of stock options on May 26, 2006, the Company accounts for stock options issued under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The award is measured on the grant date for awards to employees and directors. That cost is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

[10] (Loss) earnings per share:

Basic (loss) earnings per share ("EPS") has been calculated by dividing net (loss) income by the weighted average shares of common stock outstanding during the year. Diluted EPS reflects the change in EPS, using the treasury stock method to reflect the impact of common share equivalents as if dilutive securities such as stock options or warrants were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations for the years ended March 31, 2007 and 2006:

	Year Ended
	March 31, 2007		March 31, 2006
	Numerator/ Net Income	Denominator/ Shares	Numerator/ Net Income	Denominator/ Shares

Net (loss) income and shares used in basic calculation	$(383,108)	30,393,959	$783,825	21,910,067

Effect of dilutive securities - warrants	-	-	-	243,052

Net (loss) income and shares used in diluted calculation	$(383,108)	30,393,959	$783,825	22,153,119

(Loss) earnings per share - basic	$(0.01)		$0.04
(Loss) earnings per share - diluted	$(0.01)		$0.04

At March 31, 2007, outstanding stock options to purchase 1,355,000 shares of common stock and warrants to purchase 7,122,774 shares of common stock were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[11] Reclassifications:

Certain fiscal 2006 amounts have been reclassified to conform with the fiscal 2007 presentation.

[12] Recently issued accounting standards:

In July 2006,  the FASB  issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN 48"),  which  clarifies the accounting  for  uncertainty  in tax positions.  This Interpretation  requires  that the Company recognize  in its financial  statements,  the impact of a tax position,  if that  position  is more  likely than not of being sustained  on  examination,  based  on  the  technical  merits  of the  position.  The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  Adoption of FIN 48 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective for fiscal years ending after November 15, 2006. Adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. Adoption of FSP EITF 00-19-2 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE C - RECEIVABLE FROM CLEARING BROKER

At March 31, 2007, the receivable from clearing broker amount in the statement of financial condition represents the Company's cash balance with its clearing broker.

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at March 31, 2007 consisted entirely of marketable equity securities.

NOTE E - FURNITURE, EQUIPMENT, CAPITALIZED SOFTWARE AND LEASEHOLD IMPROVEMENTS

Furniture, equipment, capitalized software and leasehold improvements, net, are summarized as follows:

March 31, 2007
Furniture and equipment	$2,126,367
Capitalized software	218,000
Leasehold improvements	113,005
Gross	2,457,372
Accumulated depreciation and amortization	1,979,295
Net	$478,077

Depreciation and amortization expense totaled $141,947 and $145,214 for the years ended March 31, 2007 and 2006, respectively.

NOTE F - STOCKHOLDERS' EQUITY

[1] Private placements:

(a) January 2006 private placement

On January 10, 2006, the Company sold 6,581,784 shares of its common stock for $2,000,000. There were no underwriting discounts or commissions paid in connection with the sale of the common stock.

(b) November 2006 private placement

On November 28, 2006, the Company sold securities at a purchase price of $.60 per unit. The units consisted of common stock and warrants to purchase shares of common stock (the "Warrants"). The Company sold an aggregate of 9,575,325 shares of common stock and delivered Warrants to purchase an aggregate of 4,787,664 shares of our common stock, in exchange for gross proceeds of $5,745,190, pursuant to a private placement agreement (“Agency Agreement”) dated October 24, 2006. The Warrants entitle the holders to purchase shares of the Company’s common stock for a period of five years from the date of issuance at an exercise price of $.85 per share. The Warrants are redeemable by us on terms specified in the warrant agreement.

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

[2] Warrants:

The Company has 1,760,590 warrants outstanding, in addition to the Warrants issued in connection with the private placement described above, which are exercisable for common stock at an exercise price of $1.0494 per share and expire in 2009. The warrants may be redeemed by the Company at $.01 per redeemable warrant, upon not less than thirty days written notice, if the average of the closing sale price of the common stock is at least $2.10 for a period of 20 consecutive days ending on the third day prior to the date of the notice of redemption. Any right to exercise the warrant expires on the business day immediately preceding the date of redemption.

A summary of the Company's warrants and related information for the years ended March 31, 2007 and 2006 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding at March 31, 2005	1,760,590	$1.0494

Granted	-	-
Exercised	-	-

Outstanding at March 31, 2006	1,760,590	$1.0494

Granted	5,362,184	0.8232
Exercised	-	-

Outstanding at March 31, 2007	7,122,774	$0.8791

Weighted average remaining months
of contractual life at March 31, 2007	50

NOTE G - STOCK OPTIONS

The Company has established a stock option plan (the "2005 Plan"), which provides for the granting of options to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock, pursuant to which employees, consultants, independent contractors, officers and directors are eligible to receive incentive and/or nonqualified stock options. Options granted under the 2005 Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair value on the date of grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock shall in no event be less than 110% of the fair market value of the stock covered by the option at the time the option is granted and shall not be exercisable more than five years after date of grant. Options issued under the 2005 Plan will typically vest over either a three or four year period from the anniversary date of the grant. Exercises of options granted under the 2005 Plan will typically result in the issuance of new common shares.

The Company recognized $55,843 of compensation expense related to employee stock option grants and $17,400 of professional fees expense related to director stock option grants during the year ended March 31, 2007. As of March 31, 2007, there was $431,656 of unrecognized stock-based compensation expense that will be amortized over a weighted average period of 2.67 years.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. G iven that the Company granted options for the first time during the fiscal year ended March 31, 2007, the initial forfeiture rate has been set at 0%.  This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. Given that the Company’s shares have only been publicly traded since May 3, 2005, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry, during the early stages of their life as a public company. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. Hudson has not paid any dividends in the past and does not expect to pay any in the near future. In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

For the year ended March 31, 2007
Risk free interest rate	4.82%
Expected term (years)	2.47
Expected volatility	65%
Expected dividends	---
Forfeiture rate	---

The weighted average estimated fair value of the stock options granted during the year ended March 31, 2007 was $0.38 per share.

As of March 31, 2006, the Company had not issued any options under the 2005 Plan. A summary of the status of the options issued under the 2005 Plan during the year ended March 31, 2007, is presented in the table below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance, March 31, 2006	-	$-
Granted	1,540,000	1.00
Exercised	-	-
Forfeited	(185,000	1.01
Balance, March 31, 2007	1,355,000	$1.00	3.2	$-

Exercisable, March 31, 2007	30,000	$1.15	4.4	$-

There is no intrinsic value as of March 31, 2007, since the closing price of the Company’s stock was less than the exercise price of any of the outstanding stock options.

NOTE G - STOCK OPTIONS, continued

A summary of non-vested options for the year ended March 31, 2007 is presented in the table below:

		Weighted
		Average	Total
		Grant Date	Grant Date
	Options	Fair Value	Fair Value
Non-vested, March 31, 2006	-	$-	$-
Granted	1,540,000	0.38	577,600
Vested	(30,000)	0.58	(17,400)
Forfeited	(185,000)	0.39	(72,700)
Non-vested, March 31, 2007	1,325,000	$0.37	$487,500

The following table presents information related to stock options at March 31, 2006:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise		Remaining Life
Price	Shares	In Years	Shares
$0.90	500,000	-	-
1.00	725,000	-	-
1.15	30,000	4.4	30,000
1.46	100,000	-	-
	1,355,000		30,000

NOTE H - INCOME TAXES

The Company files a federal income tax return on a consolidated basis with its wholly-owned subsidiaries, as well as state income tax returns in certain jurisdictions. The Company is subject to minimum taxes at the state and local level which are based on measures other than income. If these minimum taxes exceed the amounts based on income, such amounts have been included below.

The income tax (benefit) provision consists of the following:

	Year Ended March 31,
	2007	2006

Federal:
Current	$(162,790)	$558,500
Deferred	37,000	(121,500)

State and local:
Current	29,360	52,500
Deferred	7,000	(20,500)
	$(89,430)	$469,000

The Company intends to carry back the current year federal taxable loss against federal taxable income from the two prior years.

NOTE H - INCOME TAXES, continued

For the years ended March 31, 2007 and 2006, the expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

	Year Ended March 31,
	2007	2006

Expected tax expense	34.0%	34.0%
State income tax,
net of federal income tax effect	(1.3)	2.6
Non-deductible items	(7.3)	4.6
Other	(6.5)	(3.7)

Actual tax expense	18.9%	37.4%

The principal components of the net deferred tax asset at March 31, 2007 are as follows:

March 31,
2007
Deferred taxes:

State net operating loss carryforwards	$71,500
Reserve for commissions receivable and bad debts	63,000
Deferred rent	43,000
Stock-based compensation	29,000
Excess of tax over book basis of fixed assets	32,000

Total gross deferred tax assets	$238,500
Excess of book over tax basis of capitalized software	(88,000)
Net deferred taxes before valuation allowance	150,500
Valuation allowance	(71,500)

Net deferred tax asset	$79,000

As of March 31, 2007, the Company has state net operating loss carryforwards of approximately $1,212,000, which expire in 2011 and 2013. Prior to the Exchange, as discussed in Note A, the Company had federal net operating loss carryforwards which, due to the merger with Hudson, are no longer available to be utilized pursuant to the provisions of the tax law. A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized. During the year ended March 31, 2007, the valuation allowance increased by $25,500.

NOTE I - SALARY REDUCTION RETIREMENT PLAN

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable per the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended March 31, 2007 and 2006, the Company made no matching contributions.

NOTE J - COMMITMENTS AND CONTINGENCIES :

[1] Leases

On April 4, 2006, Hudson entered into an agreement to sublease an additional 26,875 rentable square feet of office space in Jersey City, New Jersey. The sublease is guaranteed by Holding. The lease commenced on June 21, 2006 and expires on August 30, 2012.

On February 1, 2007, the Company entered into an agreement to sublease an additional 2,744 rentable square feet of office space in Tinton Falls, New Jersey. The lease commenced on March 1, 2007 and expires on March 31, 2010.

The Company now leases office space at two Jersey City, New Jersey locations and two satellite locations. The Company occupied the new Jersey City location during September 2006. It is the Company’s intention to maintain the original Jersey City office space as a back-up site until November 2007, when the lease expires.

As of March 31, 2007, the Company had a deferred lease liability of $108,443 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments and is included in accrued expenses and other liabilities on the Statement of Financial Condition.

Future minimum commitments related to non-cancelable operating leases as of March 31, 2007 are as follows:

Years Ended	Office	Equipment
March 31,	Leases	Leases	Total

2008	$702,000	$104,000	$806,000
2009	489,000	70,000	559,000
2010	559,000	4,000	563,000
2011	524,000	-	524,000
2012	593,000	-	593,000
Thereafter	239,000	-	239,000

	$3,106,000	$178,000	$3,284,000

Rent expense, net of sublease income, was approximately $1,215,000 and $523,000 for the years ended March 31, 2007 and 2006, respectively.

[2] Employment agreements:

On January 4, 2007, Hudson entered into five year employment agreements, effective as of January 1, 2007, with Mr. Martin C. Cunningham and Mr. Keith R. Knox, whereby each will continue in their present positions, Chief Executive Officer and President, respectively. Mr. Cunningham and Mr. Knox are key employees of the Company and these employment agreements are deemed to be commitments of the Company. The agreements provide that each shall receive a salary of $200,000 per year, plus a formula-based annual bonus. In addition, the Company entered into a two year employment agreement with another key employee, effective as of December 1, 2006, which provides that the employee shall receive a salary of $150,000 per year.

Future minimum salary commitments pursuant to these employment agreements are as follows:

Years Ended
March 31,

2008	$550,000
2009	500,000
2010	400,000
2011	400,000
2012	300,000
Thereafter	-

$2,150,000

NOTE J - COMMITMENTS AND CONTINGENCIES, continued

[3] Letter of credit:

In connection with the new Jersey City office lease, on April 20, 2006 Hudson deposited a one-year $225,000 irrevocable standby letter of credit with the landlord as security, which automatically renews for additional one-year terms, unless sixty days written notice is provided. Pursuant to the lease agreement, Hudson is required to maintain the letter of credit until sixty days following the expiration of the lease. On April 5, 2006, Hudson deposited $225,000 with the issuing financial institution in the form of an automatically renewable, fourteen-month time deposit, in order to collateralize the letter of credit. The time deposit, plus accrued interest, is included in cash-restricted on the accompanying statement of financial condition.

[4] Contingencies:

The Company has been named as a defendant in various routine actions that are incidental to its activities as a broker-dealer including civil actions and arbitration. From time to time, the Company is also involved in proceedings and investigations by self-regulatory organizations. Although the ultimate outcome of these matters involving the Company cannot be predicted with certainty, management believes it has meritorious defenses to all such actions and intends to defend each of these actions vigorously. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company’s management, the ultimate resolution of such actions against the Company will have no material adverse effect on the Company's financial condition.

NOTE K - NET CAPITAL REQUIREMENT

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

At March 31, 2007, Hudson had net capital of $8,393,065 under the alternative method, which was $7,393,065 in excess of its required net capital of $1,000,000.

NOTE L - SUBSEQUENT EVENTS

[1] Stock option grant:

In May 2007, Hudson granted non-qualified stock options to a consultant pursuant to the 2005 Stock Option Plan. The grant enables the consultant to purchase 250,000 shares of common stock at an exercise price of $0.80 per share, which was the market value on the date of the grant. Vesting occurs over three years and the options expire in November 2010. This option was initially valued at $85,000 or $0.34 per share utilizing the Black-Scholes option pricing model and will be amortized to stock-based compensation over the three year vesting period in accordance with Emerging Issues Task Force pronouncement No. 96-18 - “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). On a quarterly basis, Hudson will recalculate the current fair value of the unvested options on a mark-to-market basis, and an adjustment will be recorded to current period amortization in order to properly reflect the cumulative amortization of the current fair value of the unvested options over the elapsed vesting period. Final adjustments to fair value will be made at each vesting date.