Form 10QSB
period 2007-06-30
HUDSON HOLDING CORP
filed 2007-08-13
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-9587
HUDSON HOLDING CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-3766053
(State of incorporation)	(I.R.S. Employer Identification No.)

111 Town Square Place
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
     Yes ☐  No ☒

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, on August 8, 2007, was 36,725,185 shares.

Transitional Small Business Disclosure Format (check one):         Yes ☐  No ☒

HUDSON HOLDING CORPORATION

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION
JUNE 30, 2007
(unaudited)

ASSETS

Cash and cash equivalents	$824,532
Cash - restricted	235,837
Receivable from clearing broker	8,306,441
Securities owned, at fair value	9,127,213
Income taxes receivable	634,350
Furniture, equipment, capitalized software and leasehold improvements, net	610,862
Deferred tax asset	104,000
Other assets	317,470
Goodwill	1,111,179

$21,271,884

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Securities sold, but not yet purchased, at fair value	$6,525,523
Commissions payable	581,582
Accrued expenses and other liabilities	1,011,341

Total liabilities	8,118,446

Commitments and contingencies (Note F)

Stockholders' equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
none issued	-
Common stock, $.001 par value, 100,000,000 shares authorized,
36,725,185 shares issued and outstanding	36,725
Additional paid-in capital	12,262,468
Retained earnings	854,245

Total stockholders' equity	13,153,438

$21,271,884

See notes to these consolidated condensed financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,
	2007	2006

Revenues:
Trading gains, net	$5,397,962	$5,219,934
Commissions	905,526	416,990
Interest and other income, net	121,913	67,887

	6,425,401	5,704,811

Expenses:
Salaries and related costs	1,130,459	837,297
Commissions, execution and clearing charges	3,286,916	2,537,625
Communications	1,235,172	1,029,116
Occupancy	366,461	146,691
Professional fees	268,830	99,525
Business development	136,856	83,996
Other	196,016	158,575

	6,620,710	4,892,825

(Loss) income before income taxes	(195,309)	811,986
Income tax (benefit) provision	(39,891)	311,500

Net (loss) income	$(155,418)	$500,486

(Loss) earnings per share - basic	$(0.00)	$0.02
(Loss) earnings per share - diluted	$(0.00)	$0.02

Weighted average number of shares outstanding - basic	36,725,185	27,149,860
Weighted average number of shares outstanding - diluted	36,725,185	27,725,845

See notes to these consolidated condensed financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2007	2006

Cash flows from operating activities:

Net (loss) income	$(155,418)	$500,486
Adjustments to reconcile net (loss) income to
net cash (used in) provided by operating activities:
Depreciation and amortization	48,599	29,171
Stock-based compensation	45,341	2,150
Commissions receivable reserve provision	63,610	-
Deferred taxes	(25,000)	42,000
Deferred rent	10,090	14,772
Changes in:
Receivable from clearing broker	(7,361,410)	(478,824)
Securities owned	5,061,535	(333,144)
Income taxes receivable/payable	(21,084)	(348,000)
Commissions receivable	(63,610)	-
Other assets	(47,597)	142,138
Securities sold, but not yet purchased	(1,740,872)	1,016,289
Commissions payable	(46,506)	(368,930)
Accrued expenses and other liabilities	125,963	(168,596)

Net cash (used in) provided by operating activities	(4,106,359)	49,512

Cash flows from investing activities:
Purchases of furniture and equipment,
capitalized software and leasehold improvements	(181,384)	(60,236)

Net decrease in cash and equivalents	(4,287,743)	(10,724)
Cash and cash equivalents - beginning of period	5,112,275	476,549

Cash and cash equivalents - end of period	$824,532	$465,825

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$5,500	$617,500
Non-cash operating activities:
Commissions receivable written-off against reserve	$-	$112,521

See notes to these consolidated condensed financial statements

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of Hudson Holding Corporation (“Holding”) as of June 30, 2007, and the consolidated results of its operations and cash flows for the three month periods ended June 30, 2007 and 2006. The results of operations for the three month period ended June 30, 2007 are not necessarily indicative of the operating results for the full year. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended March 31, 2007 included in Holding’s Annual Report on Form 10-KSB.

The consolidated condensed financial statements include the accounts of Holding, a holding company, and its wholly owned subsidiaries, Hudson Securities, Inc. (“Hudson”) and Hudson Technologies Inc. (“Technologies”) (collectively the “Company”). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). Hudson makes markets in most classes of equity securities, including listed, NASDAQ, OTC Bulletin Board, Pink Sheets and foreign securities and is an introducing broker which clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. Technologies had total assets of $788,329 as of June 30, 2007 and had revenues of $31,844 and net income of $3,975 for the three months ended June 30, 2007. The Company has offices in New Jersey and Florida.

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

In December 2004, Hudson entered into an Agreement and Plan of Merger (the "Agreement") with Health Outcomes Management, Inc. ("HOM"), a non-operating public company. On May 3, 2005, under the terms of the Agreement, Hudson's stockholders exchanged all 10,967,000 shares of their common stock for 19,334,084 post reverse-split shares of HOM common stock, and Hudson’s warrant holders exchanged 998,667 of their Hudson warrants with an exercise price of $1.85 for 1,760,590 post reverse-split warrants to purchase HOM common stock at $1.0494 per share (the "Exchange"). The HOM shares that were issued represented 94% of HOM's outstanding interest at the time of the Exchange. In connection with the legal form of this transaction, Hudson became a wholly owned subsidiary of HOM. On September 6, 2005, HOM changed its name to Hudson Holding Corporation and effectuated a one for eight reverse stock split for all stockholders of record as of the close of business on June 13, 2005. For financial reporting purposes, the Exchange represents a capital transaction of Hudson or a "reverse merger" rather than a business combination. Accordingly, the number of shares issued and outstanding and additional paid-in capital of Holding has been retroactively adjusted to reflect the equivalent number of shares issued by HOM in the Exchange, on a post reverse-split basis, while Hudson’s historical retained earnings is being carried forward. All costs attributable to the reverse merger were expensed. Further, all per share amounts and number of common stock shares, including those obtainable on the exercise of options and warrants, in these consolidated condensed financial statements and notes thereto, have been reflected on a post reverse-split basis.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Securities transactions:

Hudson records transactions in securities and the related revenue and expenses on a trade-date basis. Securities owned and securities sold, but not yet purchased, are stated at market value with any resulting unrealized gains and losses reflected in trading gains, net. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management. Because of the inherent uncertainty of valuation estimates, the management determined values may differ significantly from values that would have been used had a ready market for these securities existed and the differences could be material.

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

The Company files a consolidated federal income tax return, as well as state income tax returns in certain jurisdictions. As of June 30, 2007, the Company has state net operating loss carryforwards of approximately $1,230,000, which expire in 2011, 2013 and 2014. The income tax benefit related to the three months ended June 30, 2007 includes the benefit attributable to the Company carrying back the federal taxable loss during this period against federal taxable income from the two prior years. Prior to the Exchange, as discussed in Note A, the Company had federal net operating loss carryforwards which, due to the merger with Hudson, are no longer available to be utilized pursuant to the provisions of the tax law. A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized.

[3]	Furniture, equipment, leasehold improvements, capitalized software, and depreciation and amortization:

Furniture, equipment and leasehold improvements are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the related asset or, in the case of leasehold improvements, over the shorter of its estimated useful life or the lease term.

During April 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of approximately $297,000 represents software in service which is being amortized over its estimated useful life and is being carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Condensed Statement of Financial Condition as of June 30, 2007.

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

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. Restricted cash represents an automatically renewable, fourteen month time deposit which collateralizes a letter of credit (see Note F [3] for additional details).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, by applying a fair value based test. The Company reviews goodwill for impairment annually, during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the Hudson level, generally by using the market capitalization of the Company as an indicator of fair value, since Hudson currently represents the most significant component of the consolidated entity. Impairment is potentially indicated when the carrying value of Hudson, including goodwill, exceeds its fair value. If a potential impairment is indicated, the fair value of Hudson would be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of Hudson’s goodwill. If that fair value was less than the carrying value of goodwill, impairment would be recorded. As a result of its assessment, the Company determined that no such potential impairment was indicated during the year ended March 31, 2007 and there were no trigger events during the three months ended June 30, 2007.

[8]	Commissions receivable reserve:

Commissions receivable represent cumulative draws and benefits provided to traders and salespersons in excess of cumulative commissions earned. The Company will collect these receivables if future earned commissions exceed future draws and benefits. The Company establishes reserves as an offset to the receivable balance on the basis of historical collections and estimates of future collections. As of June 30, 2007, the Company had $223,879 of commissions receivable offset by a reserve of the same amount.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[9]	Stock-based compensation:

Commencing with the first issuance of stock options on May 26, 2006, the Company accounts for stock options issued under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the award is measured on the grant date and for nonemployees, the award is generally remeasured on interim financial reporting dates until the service period is complete, in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

[10]	(Loss) earnings per share:

Basic (loss) earnings per share ("EPS") has been calculated by dividing net (loss) income by the weighted average shares of common stock outstanding during the year. Diluted EPS reflects the change in EPS, using the treasury stock method to reflect the impact of common share equivalents as if dilutive securities, such as stock options or warrants, were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30, 2007		June 30, 2006
	Numerator/ Net Income	Denominator/ Shares	Numerator/ Net Income	Denominator/ Shares

Net (loss) income and shares used in basic calculation	$(155,418)	36,725,185	$500,486	21,149,860

Effect of dilutive securities - warrants	-	-	-	575,985

Net (loss) income and shares used in diluted calculation	$(155,418)	36,725,185	$500,486	21,725,845

(Loss) earnings per share - basic	$(0.00)		$0.02
(Loss) earnings per share - diluted	$(0.00)		$0.02

At June 30, 2007, outstanding stock options to purchase 1,605,000 shares of common stock and warrants to purchase 7,122,774 shares of common stock were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.

 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[11]	Reclassifications:

Certain fiscal 2007 amounts have been reclassified to conform with the fiscal 2008 presentation.

[12]	Recently issued accounting standards:

In June 2006,  the Financial Accounting Standards Board (“FASB”) issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN 48"),  for which adoption was required for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for  uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted this interpretation effective April 1, 2007. The adoption did not have any effect on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption of SFAS 157 is encouraged.  The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 was required for fiscal years beginning after December 15, 2006. The Company adopted FSP EITF 00-19-02 on April 1, 2007. The adoption of FSP EITF 00-19-2 did not have any effect on the Company's financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

NOTE C - RECEIVABLE FROM CLEARING BROKER

At June 30, 2007, the receivable from clearing broker amount in the statement of financial condition represents the Company's cash balance with its clearing broker.

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at June 30, 2007 consisted entirely of marketable equity securities.

NOTE E - STOCKHOLDERS' EQUITY

[1]	Warrants:

The Company has 4,787,664 and 574,520 warrants outstanding which are exercisable for common stock until November 2011 at a price of $0.85 and $ 0.60 per share, respectively. These warrants are redeemable by the Company on terms specified in the warrant agreement.

In addition, the Company has 1,760,590 warrants outstanding which are exercisable for common stock at a price of $1.0494 per share and expire in 2009. These warrants may be redeemed by the Company at $0.01 per redeemable warrant, upon not less than thirty days written notice, if the average of the closing sale price of the common stock is at least $2.10 for a period of 20 consecutive days ending on the third day prior to the date of the notice of redemption. Any right to exercise the warrant expires on the business day immediately preceding the date of redemption.

[2]	Stock-based compensation:

The 2005 Stock Option Plan (the "2005 Plan"), which was approved by the Board on June 8, 2005 and by shareholders on July 26, 2005, provides for the granting of incentive and/or nonqualified stock options to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock. The 2007 Long-Term Incentive Compensation Plan (the "2007 Plan"), which was approved by the Board on June 28, 2007 and will be voted on by shareholders on August 14, 2007, provides for the granting of incentive and/or nonqualified stock options, stock appreciation rights, restricted stock awards, performance units and performance bonuses to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock. Under both plans, (1) awards may be granted to employees, consultants, independent contractors, officers and directors; (2) the maximum term of any award shall be ten years from the date of grant; (3) the exercise price of any award shall not be less than the fair value on the date of grant; and (4) awards will typically result in the issuance of new common shares.

The Company recognized $40,619 and $2,150 of compensation expense related to employee stock option grants during the three months ended June 30, 2007 and June 30, 2006, respectively. As of June 30, 2007, there was $391,038 of unrecognized employee stock-based compensation expense that will be amortized over a weighted average period of 2.43 years.

On May 2, 2007, the Company granted options to a consultant to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $0.80 per share under the 2005 Plan. The options, which expire on November 2, 2010, vest equally on each of the first three anniversaries of the date of grant. The Company recorded a charge of $4,722 for the fair value of the options for the three months ended June 30, 2007, based on the Black-Scholes option pricing model. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting dates.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. Given that the Company granted options for the first time during the fiscal year ended March 31, 2007, the initial forfeiture rate has been set at 0%.  This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. Given that the Company’s shares have only been publicly traded since May 3, 2005, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry, during the early stages of their life as a public company. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. Hudson has not paid any dividends in the past and does not expect to pay any in the near future. In applying the Black-Scholes option pricing model at grant date1, the Company used the following weighted average assumptions:

	For the Three Months Ended
	June 30, 2007	June 30, 2006
Risk free interest rate	4.61%	4.95%
Expected term (years)	2.45	2.45
Expected volatility	65%	65%
Expected dividends	—	—
Forfeiture rate	—	—

NOTE E - STOCKHOLDERS' EQUITY, continued

[2]	Stock-based compensation, continued:

The weighted average estimated grant date fair value of the stock options granted during the three months ended June 30, 2007 and June 30, 2006 was $0.34 and $0.62 per share, respectively.

A summary of the status of the options issued under the plans during the three months ended June 30, 2007, is presented in the table below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance, March 31, 2007	1,355,000	$1.00
Granted	250,000	0.80
Exercised	-	-
Forfeited	-	-
Balance, June 30, 2007	1,605,000	$0.97	3.0	$-

Exercisable, June 30, 2007	63,333	$1.31	3.2	$-

There is no intrinsic value as of June 30, 2007, since the closing price of the Company’s stock was less than the exercise price of any of the outstanding stock options.

A summary of non-vested options for the year ended June 30, 2007 is presented in the table below:

	Options	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, March 31, 2007	1,325,000	$0.37	$487,500
Granted	250,000	0.34	85,000
Vested	(33,333)	0.62	(20,666)
Forfeited	-	-	-
Non-vested, June 30, 2007	1,541,667	$0.33	$551,834

The following table presents information related to stock options at June 30, 2007:

Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Life In Years	Shares
$0.80	250,000	-	-
0.90	500,000	-	-
1.00	725,000	-	-
1.15	30,000	4.1	30,000
1.46	100,000	2.4	33,333
	1,605,000		63,333

NOTE F - COMMITMENTS AND CONTINGENCIES

[1]	Leases:

On April 4, 2006, Hudson entered into an agreement to sublease an additional 26,875 rentable square feet of office space in Jersey City, New Jersey. The sublease is guaranteed by Holding. The lease commenced on June 21, 2006 and expires on August 30, 2012.

On February 1, 2007, the Company entered into an agreement to sublease an additional 2,744 rentable square feet of office space in Tinton Falls, New Jersey. The lease commenced on March 1, 2007 and expires on March 30, 2010.

The Company now leases office space at two Jersey City, New Jersey locations and two satellite locations. The Company occupied the new Jersey City location during September 2006. It is the Company’s intention to maintain the original Jersey City office space as a back-up site until November 2007, when the lease expires.

As of June 30, 2007, the Company had a deferred lease liability of $118,532 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments and is included in accrued expenses and other liabilities on the Statement of Financial Condition.

Future minimum commitments related to non-cancelable operating leases as of June 30, 2007 are as follows :

Years Ended	Office	Equipment
June 30,	Leases	Leases	Total

2008	$525,000	$100,000	$625,000
2009	496,000	46,000	542,000
2010	554,000	3,000	557,000
2011	484,000	-	484,000
2012	491,000	-	491,000
Thereafter	658,000	-	658,000

	$3,208,000	$149,000	$3,357,000

Rent expense, net of sublease income, was approximately $366,000 and $147,000 for the three months ended June 30, 2007 and 2006, respectively.

[2]	Employment agreements:

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

NOTE F - COMMITMENTS AND CONTINGENCIES, continued

[2]	Employment agreements, continued:

Future minimum salary commitments pursuant to these employment agreements are as follows:

Years Ended
June 30,

2008	$550,000
2009	462,500
2010	400,000
2011	400,000
2012	200,000

$2,012,500

[3]	Letter of credit:

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

At June 30, 2007, Hudson had net capital of $7,970,232, which was $6,970,232 in excess of its required net capital of $1,000,000.

NOTE H - SUBSEQUENT EVENTS

[1]	Stock option grants:

In July 2007, Hudson granted non-qualified stock options to its three independent directors pursuant to the 2005 Stock Option Plan. The grant enables the directors to purchase 25,000 shares of common stock each at an exercise price of $0.40 per share, which was the market value on the date of the grant. Vesting occurred immediately and the options expire in July 2012. These options were valued at $15,000 in the aggregate or $0.20 per share utilizing the Black-Scholes option pricing model and will be charged to stock-based compensation immediately in accordance with SFAS 123(R).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including business conditions, growth in the overall market for the Company’s services, general economic conditions, lower than expected customer transactions, competitive factors including increased competition, changes in the mix of business, and resource constraints and other statements under “Risk Factors” set forth in our Form 10-KSB for the year ended March 31, 2007 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

We had overall revenues of $6,425,401 for the three months ended June 30, 2007 as compared to $5,704,811 for the three months ended June 30, 2006. Net trading gains increased to $5,397,962 from $5,219,934 during the same period in the prior year. Commission revenues increased to $905,526 from $416,990 during the same period last year. The increase in trading and commission revenues is at least partially due to an expansion of the number of trading and sales personnel. Interest and other income increased to approximately $121,913 from $67,887 during the comparable period last year, primarily due to an increase in referral fees plus revenues from Technologies.

Our cost structure consists of both variable costs, such as commissions, execution and clearing charges, and fixed costs, such as salaries and related (including payroll taxes and benefits), communications (quote, trading, order management and telecommunication services), occupancy (rent, electricity, maintenance and real estate taxes), professional fees (attorneys and auditors), business development (travel, entertainment and advertising) and other operating costs. From a compensation perspective, roughly half of our employees are salaried, while most of our traders and salespersons receive revenue-based commission payments.

The pre-tax loss of $195,309 for the three months ended June 30, 2007 compares to pre-tax income of $811,986 for the three months ended June 30, 2006. Position trading losses negatively impacted margins. Trader and salesperson commissions of $2,814,612 (43.8% of revenues) in the three months ended June 30, 2007 compare to $2,174,969 (38.1% of revenues) in the comparable prior year period. Execution and clearance charges of $472,304 (7.4% of revenues) in the three months ended June 30, 2007 compare to $362,656 (6.4% of revenues) in the three months ended June 30, 2006. Communication costs of $1,235,172 in the quarter ending June 30, 2007 increased from $1,029,116 in the same quarter last year and occupancy costs of $366,461 in the quarter ending June 30, 2007 increased from $146,691 in the same quarter last year, both primarily attributable to efforts to increase the firm’s production capacity by occupying a new, larger and more technologically advanced trading floor, including a temporary duplication of rent expense for two locations in Jersey City, New Jersey until the lease for our former headquarters location expires in November 2007. Salaries and related costs increased to $1,130,459 from $837,297 in the comparable quarter in the prior year, primarily due to an increase in salaried technology, trading, marketing and sales personnel and salary increases. Professional fees increased to $268,830 from $99,525 in the comparable quarter in the prior year, primarily due to the outsourcing of certain functions plus a shift in the timing of certain periodic services.

There was a net loss of $155,418 for the three months ended June 30, 2007 as compared to net income of $500,486 during the same quarter last year. The income tax benefit of $39,891 for the three months ended June 30, 2007 compares to the income tax provision of $311,500 for the three months ended June 30, 2006, primarily due to the decrease in pre-tax income.

Liquidity and Capital Resources

Working Capital

Our working capital (current assets less current liabilities) improved to $10,774,090 at June 30, 2007 from $6,961,018 at June 30, 2006, primarily as a result of a sale of common stock with $5.5 million of net proceeds, partially offset by $0.6 million utilized for technology capital expenditures. We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. Current assets include cash, receivable from clearing broker (cash on deposit with our clearing broker), marketable securities, income taxes receivable and certain other assets due to be collected near-term. All liabilities are current liabilities.

We currently do not have any outstanding bank borrowings or long-term debt. On April 20, 2006, we deposited a $225,000 letter of credit with the landlord associated with our new headquarters space, after depositing $225,000 of collateral with the issuing financial institution in the form of a fourteen month time deposit.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. Such expansion could require the issuance of forgivable loans, restricted stock, stock options or other stock-based awards in order to recruit and retain experienced professionals. See Note G to the consolidated condensed financial statements for additional details related to regulatory net capital requirements. While our operations have been profitable during three of the last four fiscal years, we still expect that any significant expansion or acquisition opportunities will require additional subordinated debt or common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our contractual commitments consist primarily of office and equipment leases, plus certain employment agreements (see Note F to the consolidated condensed financial statements for additional details). Our new headquarters space had been recently renovated by the previous occupants and did not require material expenditures on our part, other than a telecommunications switch which was leased over a three year period with aggregate payments totaling approximately $275,000. Technologies was formed as a Delaware corporation on May 22, 2006 and was funded with a total of $550,000 during the fiscal year ended March 31, 2007, in order to accommodate an initial expense budget of approximately $25,000 per month.  The purpose of Technologies is to perform software development and technology services, both for the Company and for customers.

Our cash position declined by $4,287,743 to $824,532 during the three months ended June 30, 2007, primarily because we deposited excess funds of $7,361,410 with our clearing broker, rather than investing them in a money market account as we had at March 31, 2007, partially offset by a reduction in our net security positions of $3,320,663. Cash decreased by $10,724 to $465,825 during the three months ended June 30, 2006.

Operating Activities

Net cash used in operating activities was $4,106,359 during the three months ended June 30, 2007, primarily as a result of depositing an incremental $7.4 million of cash with our clearing broker, partially offset by a $3.3 million increase in cash due to a reduction of our net security positions. Net cash used in operating activities was $49,512 during the three months ended June 30, 2006.

Investing Activities

Net cash used in investing activities was $181,384 and $60,236 during the three months ended June 30, 2007 and June 30, 2006, respectively. The usage of cash was primarily associated with the ramped up development of capitalized software and capital expenditures associated with outfitting the Company’s new Tinton Falls, New Jersey office.

OFF BALANCE SHEET ARRANGEMENTS

On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our new office lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen month time deposit, in order to collateralize the letter of credit. As of June 30, 2007, we had no other off-balance sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B.

ITEM 3: CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended June 30, 2007. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2007, we did not issue or repurchase any of our equity securities. We do not currently have in place a repurchase program for the repurchase of our common stock, nor do we have any plans to implement a common stock repurchase program in the near future, if at all.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Accounting Officer

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements *

32.2	Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements *

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

Dated: August 13, 2007	By: /s/ Martin C. Cunningham
Name: Martin C. Cunningham
Title: Chairman and Chief Executive Officer

Dated: August 13, 2007	By: /s/ Keith R. Knox
Name: Keith R. Knox
Title: President and Principal Accounting Officer