Form 10QSB
period 2007-09-30
HUDSON HOLDING CORP
filed 2007-11-14
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

The number of shares outstanding of the issuer's common stock, $.001 par value, on November 9, 2007, was 36,725,185 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HUDSON HOLDING CORPORATION

 HUDSON HOLDING CORPORATION AND SUBSIDIARIES

 CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

 SEPTEMBER 30, 2007

 (unaudited)

ASSETS
Cash and cash equivalents	$727,244
Cash - restricted	241,535
Receivable from clearing broker	7,300,690
Securities owned, at fair value	6,927,836
Employee receivable	990,694
Income taxes receivable	990,585
Furniture, equipment, capitalized software and leasehold improvements, net	709,056
Deferred tax asset	344,789
Other assets	301,811
Goodwill	1,111,179

$19,645,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Securities sold, but not yet purchased, at fair value	$5,577,127
Commissions payable	711,349
Accrued expenses and other liabilities	1,086,312

Total liabilities	7,374,788

Commitments and contingencies (Note G)

Stockholders' equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
none issued	-
Common stock, $.001 par value, 100,000,000 shares authorized,
36,725,185 shares issued and outstanding	36,725
Additional paid-in capital	12,312,955
Accumulated deficit	(79,049)

Total stockholders' equity	12,270,631

$19,645,419

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Trading gains, net	$3,520,244	$3,863,484	$8,918,206	$9,083,417
Commissions	988,529	514,666	1,894,055	931,657
Interest and other income, net	354,900	14,558	476,813	82,444

	4,863,673	4,392,708	11,289,074	10,097,518

Expenses:
Salaries and related costs	1,044,794	788,107	2,162,700	1,623,510
Commissions, execution and clearing charges	2,940,786	2,367,992	6,230,772	4,888,450
Communications	1,321,562	907,184	2,553,774	1,953,467
Occupancy	470,618	326,373	837,080	473,064
Professional fees	193,953	150,498	462,784	250,024
Business development	109,563	83,359	245,719	167,354
Other	312,715	195,624	521,872	356,093

	6,393,991	4,819,137	13,014,701	9,711,962

(Loss) income before income taxes	(1,530,318)	(426,429)	(1,725,627)	385,556
Income tax (benefit) provision	(597,024)	(110,168)	(636,915)	201,332

Net (loss) income	$(933,294)	$(316,261)	$(1,088,712)	$184,224

(Loss) earnings per share – basic	$(0.03)	$(0.01)	$(0.03)	$0.01
(Loss) earnings per share - diluted	$(0.03)	$(0.01)	$(0.03)	$0.01

Weighted average number of shares outstanding - basic	36,725,185	27,149,860	36,725,185	27,149,860

Weighted average number of shares outstanding - diluted	36,725,185	27,149,860	36,725,185	27,490,327

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(1,088,712)	$184,224
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	124,539	64,866
Stock-based compensation	95,828	26,000
Employee receivable amortization	28,306	-
Commissions receivable reserve provision	94,335	114,317
Deferred rent	110,348	67,945
Abandoned lease provision	75,186	-
Deferred taxes	(265,789)	51,500
Changes in:
Receivable from clearing broker	(6,355,659)	6,591,735
Securities owned	7,260,912	(426,271)
Employee receivable	(1,019,000)	-
Commissions receivable	(94,335)	(114,317)
Income taxes receivable/payable	(377,319)	(941,747)
Other assets	(31,938)	253,222
Securities sold, but not yet purchased	(2,689,268)	982,021
Commissions payable	83,261	(568,361)
Accrued expenses and other liabilities	25,490	2,324

Net cash (used in) provided by operating activities	(4,023,815)	6,287,458

Cash flows from investing activities:
Purchase of furniture, equipment, capitalized software and leasehold improvements	(355,518)	(210,584)
Cash subject to restrictions	(5,698)	(225,000)
Net cash used in investing activities	(361,216)	(435,584)

Net (decrease) increase in cash and cash equivalents	(4,385,031)	5,851,874
Cash and cash equivalents - beginning of year	5,112,275	476,549

Cash and cash equivalents - end of period	$727,244	$6,328,423

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$5,500	$1,097,450
Non-cash operating activities:
Commissions receivable written-off against reserve	$-	$112,521

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of Hudson Holding Corporation (“Holding”) as of September 30, 2007, and the consolidated results of its operations and cash flows for the three and six month periods ended September 30, 2007 and 2006. The results of operations for the three and six month periods ended September 30, 2007 are not necessarily indicative of the operating results for the full year. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended March 31, 2007 included in Holding’s Annual Report on Form 10-KSB.

The consolidated condensed financial statements include the accounts of Holding, a holding company, and its wholly owned subsidiaries, namely Hudson Securities, Inc. (“Hudson”) and Hudson Technologies Inc. (“Technologies”) (collectively the “Company”). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). Hudson is a market maker specializing in providing liquidity in less liquid, difficult to trade stocks and is an introducing broker which clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. Technologies had total assets of $896,898 as of September 30, 2007 and had revenues of $27,419 and $59,263 and net losses of $14,978 and $11,003 for the three and six months ended September 30, 2007. The Company has offices in New Jersey and Florida.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

The Company files a consolidated federal income tax return, as well as state income tax returns in certain jurisdictions. As of September 30, 2007, the Company has state net operating loss carryforwards of approximately $2,659,000, which expire in 2011, 2013 and 2014. The income tax benefit in the statements of operations includes approximately $435,000 and $419,000 for the three and six months ended September 30, 2007, respectively, which represents the benefit attributable to the Company carrying back the federal taxable loss generated during these periods against federal taxable income from the fiscal year ended March 31, 2006. A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized.

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

During April 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of approximately $336,956 represents software in service which is being amortized over its estimated useful life and is being carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Condensed Statement of Financial Condition as of September 30, 2007. In addition, $72,454 of unamortized capitalized software development costs represents software that is still in development and is not being amortized.

[4]	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant assumptions relate to determining the fair value of certain securities, determining the valuation allowance associated with deferred tax assets, and the evaluation of goodwill for impairment. Actual results could differ from those estimates.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, continued

[5]	Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. Restricted cash represents an automatically renewable, fourteen month time deposit which collateralizes a letter of credit (see Note G [3]) for additional details.

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

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, by applying a fair value based test. The Company reviews goodwill for impairment annually, during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the Hudson level, generally by using the market capitalization of the Company as an indicator of fair value, since Hudson currently represents the most significant component of the consolidated entity. Impairment is potentially indicated when the carrying value of Hudson, including goodwill, exceeds its fair value. If a potential impairment is indicated, the fair value of Hudson would be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of Hudson’s goodwill. If that fair value was less than the carrying value of goodwill, impairment would be recorded. As a result of its assessment, the Company has determined that no such potential impairment was indicated during the year ended March 31, 2007 and there were no trigger events during the six months ended September 30, 2007.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, continued

[8]	Commissions receivable reserve:

Commissions receivable represent cumulative draws and benefits provided to traders and salespersons in excess of cumulative commissions earned. The Company will collect these receivables if future earned commissions exceed future draws and benefits. The Company establishes reserves as an offset to the receivable balance on the basis of historical collections and estimates of future collections. As of September 30, 2007, the Company had $254,604 of commissions receivable offset by a reserve of the same amount.

[9]	Stock-based compensation:

Commencing with the first issuance of stock options on May 26, 2006, the Company accounts for stock options issued under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for nonemployees, the award is generally remeasured on interim financial reporting dates until the service period is complete, in accordance with EITF Issue No. 96-18 , “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

[10]	(Loss) earnings per share:

Basic (loss) earnings per share ("EPS") has been calculated by dividing net (loss) income by the weighted average shares of common stock outstanding during the period. Diluted EPS reflects the change in EPS, using the treasury stock method to reflect the impact of common share equivalents as if dilutive securities such as stock options or warrants were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations for the three and six months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30, 2007		September 30, 2006
	Numerator/ Net Loss	Denominator/ Shares	Numerator/ Net Loss	Denominator/ Shares

Net loss and shares used in basic calculation	$(933,294)	36,725,185	$(316,261)	27,149,860
Effect of dilutive securities - options and warrants	-	-	-	-
Net loss and shares used in diluted calculation	$(933,294)	36,725,185	$(316,261)	27,149,860

Loss per share - basic	$(0.03)		$(0.01)
Loss per share - diluted	$(0.03)		$(0.01)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, continued

[10]	(Loss) earnings per share, continued:

	Six Months Ended
	September 30, 2007		September 30, 2006
	Numerator/ Net Loss	Denominator/ Shares	Numerator/ Net Income	Denominator/ Shares

Net (loss) income and shares used in basic calculation	$(1,088,712)	36,725,185	$184,224	27,149,860
Effect of dilutive securities - options and warrants	-	-	-	340,467
Net (loss) income and shares used in diluted calculation	$(1,088,712)	36,725,185	$184,224	27,490,327

(Loss) earnings per share - basic	$(0.03)		$0.01
(Loss) earnings per share - diluted	$(0.03)		$0.01

Potentially dilutive securities realizable from the exercise of warrants and options of 7,122,774 and 2,036,667, respectively for the three and six months ended September 30, 2007 and 1,760,590 and 155,000, respectively for the three and six months ended September 30, 2006, are excluded from the computation of diluted net earnings (loss) per share because the effect of their inclusion would have been anti-dilutive.

[11]	Reclassifications:

Certain fiscal 2007 amounts have been reclassified to conform with the fiscal 2008 presentation.

[12]	Recently issued accounting standards:

In June 2006,  the Financial Accounting Standards Board (“FASB”) issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN 48"),  for which adoption was required for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for  uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted this interpretation effective April 1, 2007. The adoption did not have any effect on the Company’s financial statements.

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

NOTE C - RECEIVABLE FROM CLEARING BROKER

At September 30, 2007, the receivable from clearing broker amount in the statement of financial condition represents the Company's cash balance with its clearing broker.

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at September 30, 2007 consisted entirely of marketable equity securities.

NOTE E - EMPLOYEE RECEIVABLE

On September 7, 2007, Hudson loaned $1,019,000 to a new salesperson as an incentive for affiliating with the Company. The salesperson signed an employment agreement and promissory note with Hudson bearing interest at a rate of 4%. The employment agreement specifies that Hudson will forgive the loan, or a portion thereof, if the salesperson remains employed with Hudson for a certain duration. The loan is being amortized on a straight-line basis over the period specified in the employment agreement. Loan amortization charged to commissions, execution and clearing charges in the statements of operations was $28,306 for the three and six months ended September 30, 2007.

NOTE F - STOCKHOLDERS' EQUITY

[1]	Warrants:

The Company has 4,787,664 and 574,520 warrants outstanding which are exercisable for common stock at a price of $0.85 and $ 0.60 per share, respectively. These warrants are redeemable by the Company on terms specified in the warrant agreement.

In addition, the Company has 1,760,590 warrants outstanding which are exercisable for common stock at a price of $1.0494 per share and expire in 2009. The warrants may be redeemed by the Company at $0.01 per redeemable warrant, upon not less than thirty days written notice, if the average of the closing sale price of the common stock is at least $2.10 for a period of 20 consecutive days ending on the third day prior to the date of the notice of redemption. Any right to exercise the warrant expires on the business day immediately preceding the date of redemption.

[2]	Stock options:

The 2005 Stock Option Plan (the "2005 Plan"), which was approved by the Board on June 8, 2005 and by shareholders on July 26, 2005, provides for the granting of incentive and/or nonqualified stock options to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock. The 2007 Long-Term Incentive Compensation Plan (the "2007 Plan"), which was approved by the Board on June 28, 2007 and by shareholders on August 14, 2007, provides for the granting of incentive and/or nonqualified stock options, stock appreciation rights, restricted stock awards, performance units and performance bonuses to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock. Under both plans, (1) awards may be granted to employees, consultants, independent contractors, officers and directors; (2) the maximum term of any award shall be ten years from the date of grant; (3) the exercise price of any award shall not be less than the fair value on the date of grant; and (4) awards will typically result in the issuance of new common shares.

The Company recognized $36,389 and $6,450 during the three months ended September 30, 2007 and September 30, 2006, and $77,008 and $8,600 during the six months ended September 30, 2007 and September 30, 2006, respectively, of compensation expense related to employee stock option grants. As of September 30, 2007, there was $405,033 of unrecognized employee stock-based compensation expense that will be amortized over a weighted average period of 2.35 years.

In addition, the Company recognized $15,000 and $17,400 during the three and six months ended September 30, 2007 and September 30, 2006, respectively, of professional fees expense related to immediately vested director stock option grants.

On May 2, 2007, the Company granted options to a consultant to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $0.80 per share under the 2005 Plan. The options, which expire on November 2, 2010, vest equally on each of the first three anniversaries of the date of grant. Because consultant options are revalued based on the Black-Scholes option pricing model on financial reporting dates during the service period, the Company recorded a credit of $903 and a charge of $3,820 to professional fees expense for the three and six months ended September 30, 2007, respectively. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting dates.

NOTE F - STOCKHOLDERS' EQUITY, continued

[2]	Stock options, continued:

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. Given that the Company granted options for the first time during the fiscal year ended March 31, 2007, the initial forfeiture rate has been set at 0%.  This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it’s material.  The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. Given that the Company’s shares have only been publicly traded since May 3, 2005, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry, during the early stages of their life as a public company. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. Hudson has not paid any dividends in the past and does not expect to pay any in the near future. In applying the Black-Scholes option pricing model at grant date, the Company used the following weighted average assumptions:

	For the three months ended September 30,		For the six months ended September 30,
	2007	2006	2007	2006
Risk free interest rate	4.19%	4.95%	4.33%	4.94%
Expected term (years)	2.61	2.45	2.56	2.65
Expected volatility	65%	65%	65%	65%
Expected dividends	—	—	—	—
Forfeiture rate	—	—	—	—

The weighted average estimated grant date fair value of the stock options granted during the three months ended September 30, 2007 and 2006 was $0.20 and $0.58 per share and during the six months ended September 30, 2007 and 2006 was $0.24 and $0.61 per share, respectively.

A summary of the status of the options issued under the plan during the six months ended September 30, 2007, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance, March 31, 2007	1,355,000	$1.00
Granted	740,000	0.56
Exercised	-	-
Forfeited	(58,333)	1.22
Balance, September 30, 2007	2,036,667	$0.84	3.2	$14,750

Exercisable, September 30, 2007	138,335	$0.82	4.0	$3,750

A summary of non-vested options for the six months ended September 30, 2007 is presented in the table below:

		Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Options	Fair Value	Fair Value
Non-vested, March 31, 2007	1,325,000	$0.37	$487,500
Granted	740,000	0.24	180,550
Vested	(108,335)	0.62	(35,668)
Forfeited	(58,333)	0.32	(30,166)
Non-vested, September 30, 2007	1,898,332	$0.32	$602,216

NOTE F - STOCKHOLDERS' EQUITY, continued

[2]	Stock options, continued:

The following table presents information related to stock options at September 30, 2007:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.35	110,000	-	-
0.40	75,000	4.8	75,000
0.49	305,000	-	-
0.80	250,000	-	-
0.90	475,000	-	-
1.00	725,000	-	-
1.15	30,000	3.9	30,000
1.46	66,667	2.2	33,335
	2,036,667		138,335

NOTE G - COMMITMENTS AND CONTINGENCIES

[1]	Leases:

The Company currently leases office space at two locations in Jersey City, New Jersey and two satellite locations. On April 4, 2006, Hudson entered into an agreement to sublease an additional 26,875 rentable square feet of office space in Jersey City, New Jersey. The sublease is guaranteed by Holding. The lease commenced on June 21, 2006 and expires on August 30, 2012. The Company occupied the new Jersey City headquarters location during September 2006. Initially, the Company maintained the original Jersey City office space as a back-up site. During September 2007, the Company eliminated network connectivity at the site and recognized a lease abandonment charge of approximately $75,000, representing the Company’s remaining lease commitments, in preparation for the November 30, 2007 lease expiration. On February 1, 2007, the Company entered into an agreement to sublease an additional 2,744 rentable square feet of office space in Tinton Falls, New Jersey. The lease commenced on March 1, 2007 and expires on March 31, 2010.

As of September 30, 2007, the Company had a deferred lease liability of $218,790 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments and is included in accrued expenses and other liabilities on the Statement of Financial Condition.

Future minimum commitments related to non-cancelable operating leases as of September 30, 2007 are as follows :

Years Ended	Office	Equipment
September 30,	Leases	Leases	Total

2008	$543,000	$102,000	$645,000
2009	517,000	23,000	540,000
2010	532,000	1,000	533,000
2011	511,000	-	511,000
2012	517,000	-	517,000

	$2,620,000	$126,000	$2,746,000

Rent expense, net of sublease income, was approximately $471,000 and $326,000 for the three months ended September 30, 2007 and 2006, and was approximately $837,000 and $473,000 for the six months ended September 30, 2007 and 2006, respectively.

NOTE G - COMMITMENTS AND CONTINGENCIES, continued

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

Future minimum salary commitments pursuant to these employment agreements are as follows:

Years Ended
September 30,

2008	$550,000
2009	425,000
2010	400,000
2011	400,000
2012	100,000

$1,875,000

[3]	Letter of credit:

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

NOTE H - NET CAPITAL REQUIREMENT

Hudson is subject to various regulatory requirements, including the SEC’s Uniform Net Capital Rule (SEC rule 15c3-1), which is intended to ensure the general financial soundness and liquidity of broker-dealers by requiring the maintenance of minimum levels of net capital. These regulations place limitations on certain transactions, such as repaying subordinated borrowings, paying cash dividends, and making loans to its parent, affiliates or employees. Broker-dealers are prohibited from such transactions which would result in a reduction of its total net capital to less than 120% of its required minimum net capital. Moreover, broker-dealers are required to notify the SEC before entering into such transactions which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less the minimum requirement) during a thirty day period. The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer.

At September 30, 2007, Hudson had net capital of $5,496,571, which was $4,496,571 in excess of its required net capital of $1,000,000.

NOTE I - RELATED PARTY TRANSACTION

During the three and six months ended September 30, 2007, software development services valued at $99,605 and $170,794 were provided to the Company by a consulting firm, most of which has been capitalized as internally developed software (see Note B[3]). Of these amounts, $29,370 remained unpaid as of September 30, 2007 and was classified within accrued expenses and other liabilities on the statement of financial condition. Mark Bisker, Chief Technology Officer (as a consultant) and Director (effective September 2007) of the Company, is the Chief Executive Officer and a Director of the consulting firm, an entity in which he currently holds a 31.5% ownership interest.

NOTE J - SUBSEQUENT EVENT

On November 13,2007, the Company granted an aggregate of 970,000 shares of restricted stock to certain key employees, pursuant to the 2007 Plan. One-third of each grant will vest on each of the next three anniversary dates. Accordingly, the $320,100 grant date fair value of the grants will be amortized over the thee year service period, pursuant to SFAS 123(R).

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

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

We had overall revenues consisting of trading revenue, commission revenue, interest income and other income of $4,863,673 for the three months ended September 30, 2007 as compared to $4,392,708 for the three months ended September 30, 2006. Net trading gains declined to $3,520,244 from $3,863,484 during the same period in the prior year, due to the incurrence of position trading losses during the quarter. Commission revenues increased to $988,529 from $514,666 during the same period last year, due to an expansion of our institutional sales effort. Interest and other income increased to approximately $354,900 from $14,558 during the comparable period last year, primarily due to an increase in referral fees plus revenues from Technologies.

Our cost structure consists of both variable costs, such as commissions, execution and clearing charges, and fixed costs, such as salaries and related (including payroll taxes and benefits), communications (quote, trading, order management and telecommunication services), occupancy (rent, electricity, maintenance and real estate taxes), professional fees (attorneys and auditors), business development (travel, entertainment and advertising) and other operating costs. From a compensation perspective, roughly half of our employees are salaried, while the rest, consisting of most of our traders and salespersons, receive revenue-based commission payments.

The pre-tax loss of $1,530,318 for the three months ended September 30, 2007 compares to a pre-tax loss of $426,429 for the three months ended September 30, 2006. Trader and salesperson commissions of $2,558,069 (52.6% of revenues, due to certain position trading losses for which there is no recovery against salesperson commissions) in the three months ended September 30, 2007 compares to $1,768,462 (40.3% of revenues) in the comparable prior year period. Execution and clearance charges of $382,717 (7.9% of revenues) in the three months ended September 30, 2007 compares to $599,530 (13.6% of revenues, due to an unusually large number of transactions being executed through more expensive electronic communication networks) in the three months ended September 30, 2006.. Communication costs of $1,321,562 in the quarter ending September 30, 2007 increased from $907,184 in the same quarter last year and occupancy costs of $470,618 in the quarter ending September 30, 2007 increased from $326,373 in the same quarter last year, both primarily attributable to efforts to increase the firm’s production capacity by occupying a new, larger and more technologically advanced trading floor, including a temporary duplication of rent expense for two locations in Jersey City, New Jersey, plus a $75,186 lease abandonment charge during September 2007 related to the former headquarters location. Salaries and related costs increased to $1,044,794 from $788,107 in the comparable quarter in the prior year, primarily due to an increase in salaried technology, trading, marketing and sales personnel and salary increases. Professional fees increased to $193,953 from $150,498 in the comparable quarter in the prior year, primarily due to the outsourcing of certain functions plus a shift in the timing of certain periodic services. Business development expenses increased to $109,563 in the quarter ending September 30, 2007 from $83,359 in the prior period quarter due to an expansion of our marketing efforts.

There was a net loss of $933,294 for the three months ended September 30, 2007 as compared to a net loss of $316,261 during the same quarter last year. The income tax benefit of $597,024 for the three months ended September 30, 2007 compares to the income tax benefit of $110,168 for the three months ended September 30, 2006, primarily due to the larger pre-tax loss.

Six months ended September 30, 2007 compared to six months ended September 30, 2006

We had overall revenues consisting of trading revenue, commission revenue, interest income and other income of $11,289,074 for the six months ended September 30, 2007 as compared to $10,097,518 for the six months ended September 30, 2006. Net trading gains declined slightly to $8,918,206 during the most recent six month period as compared to $9,083,417 during the same period in the prior year, due to the incurrence of position trading losses during the most recent quarter. Commission revenues increased to $1,894,055 for the six months ended September 30, 2007 from $931,657 during the same period last year, due to an expansion of our institutional sales effort. Interest and other income increased to approximately $476,813 for the most recent six months from $82,444 during the comparable period last year, primarily due to an increase in referral fees plus revenues from Technologies.

Our cost structure consists of both variable costs, such as commissions, execution and clearing charges, and fixed costs, such as salaries and related (including payroll taxes and benefits), communications (quote, trading, order management and telecommunication services), occupancy (rent, electricity, maintenance and real estate taxes), professional fees (attorneys and auditors), business development (travel, entertainment and advertising) and other operating costs. From a compensation perspective, roughly half of our employees are salaried, while the rest, consisting of most of our traders and salespersons, receive revenue-based commission payments.

The pre-tax loss of $1,725,627 for the six months ended September 30, 2007 compares to pre-tax income of $385,556 for the six months ended September 30, 2006. Trader and salesperson commissions of $5,372,715 (47.6% of revenues, due to certain position trading losses in the most recent quarter for which there is no recovery against salesperson commissions) in the six months ended September 30, 2007 compare to $3,943,432 (39.1% of revenues) in the comparable prior year period. Execution and clearance charges of $858,057 (7.6% of revenues) in the six months ended September 30, 2007 compare to $945,018 (9.4% of revenues, due to an unusually large number of transactions being executed through more expensive electronic communication networks during the most recent quarter) in the six months ended September 30, 2006. Communication costs of $2,553,774 in the six months ending September 30, 2007 increased from $1,953,467 in the same period last year and occupancy costs of $837,080 in the six months ending September 30, 2007 increased from $473,064 in the same period last year, both primarily attributable to efforts to increase the firm’s production capacity by occupying a new, larger and more technologically advanced trading floor, including a temporary duplication of rent expense for two locations in Jersey City, New Jersey, plus a $75,186 lease abandonment charge during September 2007 related to the former headquarters location. Salaries and related costs increased to $2,162,700 from $1,623,510 in the comparable six month period in the prior year, primarily due to an increase in salaried technology, trading, marketing and sales personnel and salary increases. Professional fees increased to $462,784 from $250,024 in the comparable six month period in the prior year, primarily due to the outsourcing of certain functions plus a shift in the timing of certain periodic services. Business development expenses increased to $245,719 in the six months ending September 30, 2007 from $167,354 in the prior six month period due to an expansion of our marketing efforts.

There was a net loss of $1,088,712 for the six months ended September 30, 2007 as compared to net income of $184,224 during the same period last year. The income tax benefit of $636,915 for the six months ended September 30, 2007 compares to the income tax provision of $201,332 for the six months ended September 30, 2006, primarily due to the decrease in pre-tax income.

Liquidity and Capital Resources

Working Capital

Our working capital (current assets less current liabilities) improved to $8,918,935 at September 30, 2007 from $6,449,537 at September 30, 2006, primarily as a result of a November 2006 private placement of common stock with $5.5 million of net proceeds, partially offset by operating losses and expenditures to increase our revenue generation capacity, including technology and software development expenditures, plus the extension of a forgivable loan as a recruitment incentive. We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. Current assets include cash, receivable from clearing broker (cash on deposit with our clearing broker), marketable securities, income taxes receivable and certain other assets due to be collected near-term. All liabilities are current liabilities.

We currently do not have any outstanding bank borrowings or long-term debt. On April 20, 2006, we deposited a $225,000 letter of credit with the landlord associated with our new headquarters space, after depositing $225,000 of collateral with the issuing financial institution in the form of a fourteen month time deposit.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. Such expansion could require the issuance of forgivable loans, restricted stock, stock options or other stock-based awards in order to recruit and retain experienced professionals. See Note H to the consolidated condensed financial statements for additional details related to regulatory net capital requirements. While our operations have been profitable during three of the last four fiscal years, we still expect that any significant expansion or acquisition opportunities will require additional subordinated debt or common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our contractual commitments consist primarily of office and equipment leases, plus certain employment agreements (see Note G to the consolidated condensed financial statements for additional details). Our new headquarters space had been recently renovated by the previous occupants and did not require material expenditures on our part, other than a telecommunications switch which was leased over a three year period with aggregate payments totaling approximately $275,000. Technologies was formed as a Delaware corporation on May 22, 2006 and was funded with a total of $550,000 during the fiscal year ended March 31, 2007.  The purpose of Technologies is to perform software development and technology services, both for the Company and for customers.

Our cash position declined by $4,385,031 to $727,244 during the six months ended September 30, 2007, primarily because we deposited incremental excess funds of $6,355,659 with our clearing broker, rather than investing them in a money market account as we had at March 31, 2007. Cash increased by $5,851,874 to $6,328,423 during the six months ended September 30, 2006, primarily because of a $6,591,735 decrease in the receivable from clearing broker balance, which is mostly attributable to the investment of our excess funds of $5,755,420 in a money market fund at September 30, 2006, rather than depositing them with our clearing broker.

Operating Activities

Net cash used in operating activities was $4,029,513 during the six months ended September 30, 2007, primarily as a result of depositing an incremental $6,355,659 of cash with our clearing broker, the extension of a $1,019,000 forgivable loan to a new salesperson as a recruiting incentive, and a $452,319 increase in income tax receivables, partially offset by a $4,571,644 increase in cash due to a reduction of our net security positions. Net cash provided by operating activities was $6,287,458 during the six months ended September 30, 2006, primarily because of a $6,591,735 decrease in the receivable from clearing broker balance, which is mostly attributable to the investment of our excess funds of $5,755,420 in a money market fund at September 30, 2006, rather than depositing them with our clearing broker.

Investing Activities

Net cash used in investing activities was $355,518 during the six months ended September 30, 2007, primarily due to the ramped up development of capitalized software and capital expenditures associated with outfitting the Company’s new Tinton Falls, New Jersey office. Net cash used in investing activities was $435,584 during the six months ended September 30, 2007, primarily due to $210,584 associated with the development of capitalized software and the purchase of leasehold improvements associated with technology enhancements, plus $225,000 associated with an automatically renewable, fourteen month time deposit, which collateralizes an outstanding letter of credit deposited with our new Jersey City, New Jersey landlord as security.

OFF BALANCE SHEET ARRANGEMENTS

On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our new office lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen month time deposit, in order to collateralize the letter of credit. As of September 30, 2007, we had no other off-balance sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B.

ITEM 3: CONTROLS AND PROCEDURES

a.
Our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended September 30, 2007. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

b.
There are no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were taken.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2007, we did not issue or repurchase any of our equity securities. We do not currently have in place a repurchase program for the repurchase of our common stock, nor do we have any plans to implement a common stock repurchase program in the near future, if at all.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of security holders at our annual meeting held at the offices of the Company in Jersey City, New Jersey on August 14, 2007.

Proposal 1.	Election of six directors to hold office until the 2008 Annual Meeting of Shareholders and until their successors are elected and qualified:

Director	For	Withheld
Martin C. Cunningham	29,940,701	187
Keith R. Knox	29,936,201	4,687
Mark Leventhal	25,750,136	4,190,752
Peter J. Zugschwert	29,940,701	187
Joanne V. Landau	29,936,238	4,650
Carmine V. Chiusano	29,940,701	187

Proposal 2.	Adoption of the 2007 Long-Term Incentive Plan

For	Against	Abstain

27,818,360	53,200	3,749

Item 5.  Other Information.

None.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements*

32.2	Certification by the Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements.*

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

Dated: November 14, 2007	By:	/s/ Martin C. Cunningham
Name: Martin C. Cunningham
Title: Chairman and Chief Executive Officer

Dated: November 14, 2007	By:	/s/ Keith R. Knox
Name: Keith R. Knox
Title: President and Principal Accounting Officer