Form 10QSB
period 2007-12-31
HUDSON HOLDING CORP
filed 2008-02-14
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2007

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, $.001 par value, on February 8, 2008, was 36,725,185 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HUDSON HOLDING CORPORATION

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION
December 31, 2007
(unaudited)

ASSETS
Cash and cash equivalents	$370,501
Cash - restricted	242,889
Receivable from clearing broker	3,052,094
Securities owned, at fair value	5,285,965
Employee receivables	2,179,986
Income taxes receivable	421,622
Furniture, equipment, capitalized software and leasehold improvements, net	776,939
Deferred tax asset	981,139
Other assets	484,501
Goodwill	1,111,179

$14,906,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Securities sold, but not yet purchased, at fair value	$1,383,121
Commissions payable	891,452
Accrued expenses and other liabilities	1,175,189

Total liabilities	3,449,762

Commitments and contingencies (Note G)

Stockholders' equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
none issued	-
Common stock, $.001 par value, 100,000,000 shares authorized,
41,445,185 shares issued and 36,725,185 shares outstanding	36,725
Additional paid-in capital	12,394,471
Accumulated deficit	(974,143)

Total stockholders' equity	11,457,053

$14,906,815

See notes to these consolidated condensed financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues:
Trading gains, net	$2,081,690	$4,532,053	$10,999,896	$13,615,470
Commissions	3,245,707	767,695	5,139,762	1,699,352
Interest and other income, net	283,238	57,620	760,050	140,065

	5,610,635	5,357,368	16,899,708	15,454,887

Expenses:
Salaries and related costs	1,212,309	800,976	3,403,161	2,424,488
Commissions, execution and clearing charges	3,596,022	2,733,098	9,798,488	7,621,548
Communications	1,198,947	1,241,708	3,752,720	3,195,174
Occupancy	280,198	392,771	1,117,277	865,835
Professional fees	288,675	147,318	751,459	397,342
Business development	257,326	113,246	503,045	280,601
Other	299,616	203,751	821,643	559,844

	7,133,093	5,632,868	20,147,793	15,344,832

(Loss) income before income taxes	(1,522,458)	(275,500)	(3,248,085)	110,055
Income tax (benefit) provision	(627,364)	(99,461)	(1,264,279)	101,871

Net (loss) income	$(895,094)	$(176,039)	$(1,983,806)	$8,184

(Loss) earnings per share - basic	$(0.02)	$(0.01)	$(0.05)	$0.00
(Loss) earnings per share - diluted	$(0.02)	$(0.01)	$(0.05)	$0.00

Weighted average number of shares outstanding - basic	36,725,185	30,650,516	36,725,185	28,329,429

Weighted average number of shares outstanding - diluted	36,725,185	30,650,516	36,725,185	28,584,891

See notes to these consolidated condensed financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,983,806)	$8,184
Adjustments to reconcile net (loss) income to
net cash used in operating activities:
Depreciation and amortization	202,481	100,835
Stock-based compensation	177,344	39,523
Employee receivable amortization	239,014	-
Commissions receivable reserve provision	112,121	208,737
Deferred rent	118,064	71,499
Deferred taxes	(902,139)	44,000
Changes in:
Receivable from clearing broker	(2,107,063)	(3,371,099)
Securities owned	8,902,783	(4,896,264)
Employee receivables	(2,419,000)	-
Commissions receivable	(112,121)	(208,737)
Income taxes receivable	191,644	(1,050,218)
Other assets	(214,628)	250,223
Securities sold, but not yet purchased	(6,883,274)	4,619,400
Commissions payable	263,364	(611,797)
Accrued expenses and other liabilities	181,837	315,075

Net cash used in operating activities	(4,233,379)	(4,480,639)

Cash flows from investing activities:
Purchase of furniture, equipment, capitalized
software and leasehold improvements	(501,343)	(341,034)
Cash subject to restrictions	(7,052)	(225,000)

Net cash used in investing activities	(508,395)	(566,034)

Cash flows from financing activities:
Proceeds from issuance of stock, net of issuance costs	-	5,480,697
Net cash provided by financing activites	-	5,480,697

Net (decrease) increase in cash and cash equivalents	(4,741,774)	434,024
Cash and cash equivalents - beginning of year	5,112,275	476,549

Cash and cash equivalents - end of period	$370,501	$910,573

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$5,500	$1,114,060
Non-cash operating activities:
Commissions receivable written-off against reserve	$-	$112,521

See notes to these consolidated condensed financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

 NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated condensed financial position of Hudson Holding Corporation (“Holding”) as of December 31, 2007, and the consolidated condensed results of its operations and cash flows for the three and nine month periods ended December 31, 2007 and 2006. The results of operations for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the operating results for the full year. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated condensed financial statements and related disclosures for the year ended March 31, 2007 included in Holding’s Annual Report on Form 10-KSB.

The consolidated condensed financial statements include the accounts of Holding, a holding company, and its wholly owned subsidiaries, namely Hudson Securities, Inc. (“Hudson”) and Hudson Technologies Inc. (“Technologies”) (collectively the “Company”). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority ("FINRA"). Hudson is a market maker specializing in providing liquidity in less liquid, difficult to trade stocks and is an introducing broker which clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. Technologies had total assets of $724,599 as of December 31, 2007 and had revenues of $32,256 and $91,519 and net income of $16,480 and $5,477 for the three and nine months ended December 31, 2007, respectively. The Company has offices in New Jersey and Florida.

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

The Company files a consolidated federal income tax return, as well as state income tax returns in certain jurisdictions. Federal and state income tax returns, beginning with those filed for the ten months ended October 31, 2004 and the twelve months ended December 31, 2003, respectively, and through March 31, 2007, remain subject to exam. As of December 31, 2007, the Company had approximately $2,666,000 of federal net operating losses (“NOLs”), of which (a) approximately $1,231,000 of federal NOLs that are eligible to be carried back against prior period taxable income and for which the Company has recognized approximately $419,000 of current income tax receivables; plus (b) approximately $1,435,000 of federal NOL carryforwards which expire in 2028. In addition, the Company has approximately $3,844,000 of state NOL carryforwards, which expire in 2011, 2013 and 2014. A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has not determined that it is more likely than not that the future tax benefits will be realized. The Company has elected an accounting policy whereby interest and penalties assessed by jurisdictions, if any, would be classified as an operating expense.

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

During April 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Unamortized capitalized software development costs of approximately $426,834 represents software in service which is being amortized over its estimated useful life and is being carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Condensed Statement of Financial Condition as of December 31, 2007. In addition, $70,119 of unamortized capitalized software development costs represents software that is still in development and is not being amortized.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In the normal course of business, Hudson enters into transactions in various financial instruments for trading purposes. These financial instruments include securities sold short, but not yet purchased, and option and warrant contracts.

Securities sold short, but not yet purchased, represent obligations of Hudson to deliver the underlying securities sold; and option and warrant contracts written represent obligations of Hudson to purchase or deliver the specified security at the contracted price. Hudson's ultimate obligation on such instruments may exceed the amount recognized in the consolidated condensed statement of financial condition. Hudson monitors its positions continuously to reduce the risk of the potential loss due to changes in market value or failure of counterparties to perform.

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

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, by applying a fair value based test. The Company reviews goodwill for impairment annually, during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the Hudson level, generally by using the market capitalization of the Company as an indicator of fair value, since Hudson currently represents the most significant component of the consolidated entity. Impairment is potentially indicated when the carrying value of Hudson, including goodwill, exceeds its fair value. If a potential impairment is indicated, the fair value of Hudson would be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of Hudson’s goodwill. If that fair value was less than the carrying value of goodwill, impairment would be recorded. As a result of its assessment, the Company has determined that no such potential impairment was indicated during the year ended March 31, 2007 and there were no trigger events during the nine months ended December 31, 2007.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[8]	Commissions receivable reserve:

Commissions receivable represent cumulative draws and benefits provided to traders and salespersons in excess of cumulative commissions earned. The Company will collect these receivables if future earned commissions exceed future draws and benefits. The Company establishes reserves as an offset to the receivable balance on the basis of historical collections and estimates of future collections. As of December 31, 2007, the Company had $272,390 of commissions receivable offset by a reserve of the same amount.

[9]	Stock-based compensation:

Commencing with the first issuance of stock options on May 26, 2006, the Company accounts for stock options issued under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for non-employees, the award is generally remeasured on interim financial reporting dates until the service period is complete, in accordance with EITF Issue No. 96-18 , “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

[10]	Reclassifications:

Certain fiscal 2007 amounts have been reclassified to conform with the fiscal 2008 presentation.

[11]	(Loss) earnings per share:

Basic (loss) earnings per share ("EPS") has been calculated by dividing net (loss) income by the weighted average shares of common stock outstanding during the period. Diluted EPS reflects the change in EPS, using the treasury stock method to reflect the impact of common share equivalents as if dilutive securities such as stock options or warrants were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended
	December 31, 2007		December 31, 2006
	Numerator/ Net Loss	Denominator/ Shares	Numerator/ Net Loss	Denominator/ Shares
Net loss and shares used in basic calculation	$(895,094)	36,725,185	$(176,039)	30,650,516
Effect of dilutive securities - options and warrants	-	-	-	-
Net loss and shares used in diluted calculation	$(895,094)	36,725,185	$(176,039)	30,650,516

Loss per share - basic	$(0.02)		$(0.01)
Loss per share - diluted	$(0.02)		$(0.01)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[11]	(Loss) earnings per share, continued:

	Nine Months Ended
	December 31, 2007		December 31, 2006
	Numerator/ Net Loss	Denominator/ Shares	Numerator/ Net Income	Denominator/ Shares
Net (loss) income and shares used in basic calculation	$(1,983,806)	36,725,185	$8,184	28,329,429
Effect of dilutive securities - options and warrants	-	-	-	255,462
Net (loss) income and shares used in diluted calculation	$(1,983,806)	36,725,185	$8,184	28,584,891

(Loss) earnings per share - basic	$(0.05)		$0.00
(Loss) earnings per share - diluted	$(0.05)		$0.00

Potentially dilutive securities realizable from the vesting of restricted stock, the exercise of warrants and the exercise of options of 4,720,000, 7,122,774 and 3,020,000, respectively, for the three and nine months ended December 31, 2007 and 0, 1,760,590 and 820,000, respectively, for the three and nine months ended December 31, 2006, are excluded from the computation of diluted net (loss) earnings per share because the effect of their inclusion would have been anti-dilutive.

[12]	Recently issued accounting standards:

In June 2006,  the Financial Accounting Standards Board (“FASB”) issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN 48"),  for which adoption was required for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. The Company adopted this interpretation effective April 1, 2007. The adoption did not have any effect on the Company’s consolidated condensed financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 requires the use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated condensed financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated condensed financial statements.

NOTE C - RECEIVABLE FROM CLEARING BROKER

At December 31, 2007, the receivable from clearing broker amount in the consolidated condensed statement of financial condition represents the Company's cash balance with its clearing broker.

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at December 31, 2007 consisted entirely of marketable equity securities.

NOTE E - EMPLOYEE RECEIVABLES

During the nine months ended December 31, 2007, Hudson has loaned $2,419,000 to employees as an incentive for affiliating with the Company. The employees signed employment agreements and promissory notes with Hudson bearing interest at rates ranging from 4% to 5%. The employment agreements specify that Hudson will forgive the loans, or a portion thereof, if the employees remain employed with Hudson for a certain duration. The loans are being amortized on a straight-line basis over the period specified in the employment agreement. Loan amortization charged to salaries and related costs in the statements of operations was $210,708 and $239,014 for the three and nine months ended December 31, 2007, respectively.

NOTE F - STOCKHOLDERS' EQUITY

[1]	Warrants:

The Company has 4,787,664 and 574,520 warrants outstanding which are exercisable for common stock at a price of $0.85 and $0.60 per share, respectively, and expire in 2011. These warrants are redeemable by the Company on terms specified in the warrant agreement.

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

[2]	Stock plans:

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

[3]	Stock option grants:

The Company recognized $43,959 and $12,720 during the three months ended December 31, 2007 and December 31, 2006, respectively, and $120,967 and $21,320 during the nine months ended December 31, 2007 and December 31, 2006, respectively, of compensation expense related to employee stock option grants, which is reflected as salaries and related costs in the consolidated condensed statement of operations. As of December 31, 2007, there was $381,073 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.1 years.

In addition, the Company recognized $0 and $15,000 during the three and nine months ended December 31, 2007, respectively, and $0 and $17,400 during the three and nine months ended December 31, 2006, respectively, of professional fees expense in the consolidated condensed statement of operations, related to immediately vested director stock option grants.

NOTE F - STOCKHOLDERS' EQUITY, continued

[3]	Stock option grants, continued:

On May 2, 2007, the Company granted options to a consultant to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $0.80 per share under the 2005 Plan. The options, which expire on November 2, 2010, vest equally on each of the first three anniversaries of the date of grant. Consultant options are revalued based on the Black-Scholes option pricing model on financial reporting dates during the service period. The Company recognized stock-based compensation expense of $2,292 and $6,111 as professional fees expense for the three and nine months ended December 31, 2007, respectively. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting dates.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. The estimated forfeiture rate was set at 5%.  This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it’s material.  The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. Given that the Company’s shares have only been publicly traded since May 3, 2005, the Company developed an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry, during the early stages of their life as a public company. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options. Hudson has not paid any dividends in the past and does not expect to pay any in the near future. In applying the Black-Scholes option pricing model at grant date, the Company used the following weighted average assumptions:

	For the three months ended December 31,		For the nine months ended December 31,
	2007	2006	2007	2006
Risk free interest rate	3.17%	4.70%	3.66%	4.74%
Expected term (years)	1.75	2.45	2.09	2.48
Expected volatility	65%	65%	65%	65%
Expected dividends	—	—	—	—
Forfeiture rate	5%	5%	5%	5%

The weighted average estimated grant date fair value of the stock options granted during the three months ended December 31, 2007 and 2006 was $0.02 and $0.32 per share, respectively, and during the nine months ended December 31, 2007 and 2006 was $0.12 and $0.37 per share, respectively.

A summary of options activity during the nine months ended December 31, 2007, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance, March 31, 2007	1,355,000	$1.00
Granted	1,740,000	0.81
Exercised	-	-
Forfeited	(75,000)	1.27
Balance, December 31, 2007	3,020,000	$0.89	1.8	$5,500

Exercisable, December 31, 2007	351,672	$0.91	3.0	$-

NOTE F - STOCKHOLDERS' EQUITY, continued

[3]	Stock option grants, continued:

The following table presents information related to stock options at December 31, 2007:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Number of Options
$ 0.35	110,000	-	-
0.40	75,000	4.5	75,000
0.49	305,000	-	-
0.80	250,000	-	-
0.90	475,000	-	-
1.00	1,725,000	2.5	230,004
1.15	30,000	3.6	30,000
1.46	50,000	1.9	16,668
	3,020,000	3.0	351,672

[4]	Restricted stock grants:

The Company recognized $35,265 during the three and nine months ended December 31, 2007 and $0 during the three and nine months ended December 31, 2006 of compensation expense related to employee restricted stock option grants, which is reflected as salaries and related costs in the consolidated condensed statement of operations. As of December 31, 2007, there was $1,414,835 of unrecognized employee stock-based compensation expense related to restricted stock grants that will be amortized over a weighted average period of 3.7 years.

A summary of non-vested restricted stock activity for the nine months ended December 31, 2007 is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, March 31, 2007	-	$-	$-
Granted	4,720,000	0.31	1,450,100
Vested	-	-	-
Forfeited	-	-	-
Non-vested, December 31, 2007	4,720,000	$0.31	$1,450,100

In addition, pursuant to an employment agreement commitment, upon meeting specified revenue targets prior to an employee’s fifteen month anniversary, the employee is entitled to a $500,000 restricted stock grant. The number of shares of restricted stock to be awarded will be determined by reference to the grant date market price of the common stock (see Note K).

NOTE G - COMMITMENTS AND CONTINGENCIES

[1]	Leases:

The Company currently leases office space in Jersey City, New Jersey and two satellite locations. On April 4, 2006, Hudson entered into an agreement to sublease 26,875 rentable square feet of office space in Jersey City, New Jersey. The sublease is guaranteed by Holding. The lease commenced on June 21, 2006 and expires on August 30, 2012. The Company occupied the new Jersey City headquarters location during September 2006. Initially, the Company maintained the original Jersey City office space as a back-up site. During September 2007, the Company eliminated network connectivity at the site and recognized a lease abandonment charge of approximately $75,000, representing the Company’s remaining lease commitments, in preparation for the November 30, 2007 lease expiration. On February 1, 2007, the Company entered into an agreement to sublease an additional 2,744 rentable square feet of office space in Tinton Falls, New Jersey. The lease commenced on March 1, 2007 and expires on March 31, 2010.

As of December 31, 2007, the Company had a deferred lease liability of $226,506 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments and is included in accrued expenses and other liabilities on the Statement of Financial Condition.

Future minimum commitments related to non-cancelable operating leases as of December 31, 2007 are as follows :

Years Ended December 31,	Office Leases	Equipment Leases	Total
2008	$488,000	$101,000	$589,000
2009	539,000	12,000	551,000
2010	509,000	9,000	518,000
2011	531,000	-	531,000
2012	376,000	-	376,000

	$2,443,000	$122,000	$2,565,000

Rent expense, net of sublease income, was approximately $280,000 and $393,000 for the three months ended December 31, 2007 and 2006, and was approximately $1,117,000 and $866,000 for the nine months ended December 31, 2007 and 2006, respectively.

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

Future minimum salary commitments pursuant to these employment agreements are as follows:

Years Ended December 31,
2008	$537,500
2009	400,000
2010	400,000
2011	400,000
$1,737,500

NOTE G - COMMITMENTS AND CONTINGENCIES, continued

[3]	Letter of credit:

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

At December 31, 2007, Hudson had net capital of $4,312,800, which was $3,312,800 in excess of its required net capital of $1,000,000.

NOTE I - RELATED PARTY TRANSACTIONS

Mark Bisker, Chief Technology Officer (as a consultant) and Director (effective September 2007) of the Company, was the Chief Executive Officer and a Director of a consulting firm that provided software development services to the Company, an entity in which he held a 31.5% ownership interest, until November 29, 2007 when the consulting firm was sold to a third party. Through November 29, 2007, services valued at $64,270 and $235,064 were provided to the Company by this consulting firm during the three and nine months ended December 31, 2007, respectively, most of which has been capitalized as internally developed software (see Note B[3]). Of these amounts, $0 remained unpaid as of December 31, 2007.

NOTE J - REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be customers or employees who account for 10% or more of the total revenues generated by the Company during the period. The Company had one such employee who accounted for 14% of total revenues during the three months ended December 31, 2007.

NOTE K - SUBSEQUENT EVENTS

Employment agreement commitments:

Employment agreement commitments resulted in the following activity subsequent to December 31, 2007:

(a)
The Company made employee loan commitments of $1,750,000, as an incentive for affiliating with the Company, which will be funded in installments between May and September 2008. Employee loans are evidenced by promissory notes, bear interest at rates of 4-5%, are forgiven over contractual service periods and are amortized on a straight-line basis over the same service period.

(b)
The Company granted options to purchase 500,000 shares of common stock at an exercise price of $1.00 to employees, pursuant to the 2005 Plan and 2007 Plan. The options vest immediately if a designated group of employees meets specified revenue targets during the twelve months ended December 31, 2008. The $25,000 grant date fair value will begin to be amortized over the service period once vesting appears to be probable.

(c)
The Company granted 3,641,666 shares of restricted stock to employees, pursuant to the 2007 Plan, including 833,333 shares at a market value of $0.60 which was issued in fulfillment of an obligation to grant $500,000 of restricted stock to an employee upon meeting certain revenue targets (see Note F[3]). One-quarter of each grant will vest on each of the next four anniversary dates. Accordingly, the $1,800,250 grant date fair value of the grants will be amortized over the four year service period, pursuant to SFAS 123(R).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of Hudson Holding Corporation and Subsidiaries’ (the “Company”) consolidated condensed financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere herein.

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

Results of Operations

Three months ended December 31, 2007 compared to three months ended December 31, 2006

We had overall revenues consisting of net trading gains, commission revenue, plus interest and other income of $5,610,635 for the three months ended December 31, 2007 as compared to $5,357,368 for the three months ended December 31, 2006, an increase of $253,267 or 5%. Commission revenues were $3,245,707 compared to $767,695 during the same period last year, an increase of $2,478,012 or 323%, due to a significant expansion of our institutional sales effort. Net trading gains were $2,081,690 compared to $4,532,053 during the same period in the prior year, a decrease of $2,450,363 or 54%, primarily due to an approximately $600,000 loss associated with a single trading error, other proprietary trading losses and a general decline in market activity associated with recent market turbulence. Interest and other income were $283,238 compared to $57,620 during the comparable period last year, an increase of $225,618, or 392%, primarily due to an increase in fees from introducing brokers.

Our cost structure consists of both variable costs, such as commissions, execution and clearing charges, and fixed costs, such as salaries and related costs (including payroll taxes and benefits), communications (quote, trading, order management and telecommunication services), occupancy (rent, electricity, maintenance and real estate taxes), professional fees (attorneys and auditors), business development (travel, entertainment and advertising) and other operating costs. From a compensation perspective, roughly half of our employees are salaried, while the rest, consisting of most of our traders and salespersons, receive revenue-based commission payments.

Trader and salesperson commissions were $2,887,469 (51% of revenues, due to an increase in average payout rates and certain proprietary trading losses for which there is no recovery against salesperson commissions) in the three months ended December 31, 2007 compared to $2,134,780 (40% of revenues) in the comparable prior year period. Execution and clearance charges of $708,553 (13% of revenues; primarily due to the impact of proprietary trading losses) in the three months ended December 31, 2007 compares to $598,318 (11% of revenues) in the three months ended December 31, 2006. Communication costs were $1,198,947 in the quarter ending December 31, 2007 compared to $1,241,708 in the same quarter last year, a decrease of $42,761 or 3%. Occupancy costs were $280,198 in the quarter ending December 31, 2007 compared to $392,771 in the same quarter last year, a decrease of $112,573 or 29%, due to the elimination of lease payments at our former headquarters location.

Salaries and related costs were $1,212,309 compared to $800,976 in the comparable quarter in the prior year, an increase of $411,333 or 51%, primarily due to an increase in salaried technology, trading, marketing and sales personnel, salary increases, recruiting incentives, plus an increase in stock-based compensation expense. Professional fees were $288,675 compared to $147,318 in the comparable quarter in the prior year, an increase of $141,357 or 96%, primarily due to the outsourcing of certain functions plus an increase in professional services devoted to regulatory compliance requirements. Business development expenses were $257,326 in the quarter ending December 31, 2007 compared to $113,246 in the prior period quarter, an increase of $144,080 or 127%, due to an expansion of our marketing efforts. Other expenses were $299,616 in the quarter ending December 31, 2007 compared to $203,751 in the prior period quarter, an increase of $95,865 or 47%, due to increased amortization costs associated with our internally developed software and the timing of certain regulatory assessments.

The pre-tax loss of $1,522,458 for the three months ended December 31, 2007 compares to a pre-tax loss of $275,500 for the three months ended December 31, 2006. There was a net loss of $895,094 for the three months ended December 31, 2007 as compared to a net loss of $176,039 during the same quarter last year. The income tax benefit of $627,364 for the three months ended December 31, 2007 compares to the income tax benefit of $99,461 for the three months ended December 31, 2006, primarily due to the larger pre-tax loss.

Nine months ended December 31, 2007 compared to nine months ended December 31, 2006

We had overall revenues consisting of net trading gains, commission revenue, plus interest and other income of $16,899,708 for the nine months ended December 31, 2007 as compared to $15,454,887 for the nine months ended December 31, 2006, an increase of $1,444,821 or 9%. Commission revenues were $5,139,762 compared to $1,699,352 during the same period last year, an increase of $3,440,410 or 202%, due to a significant expansion of our institutional sales effort. Net trading gains were $10,999,896 compared to $13,615,470 during the same period in the prior year, a decrease of $2,615,574 or 19%, primarily due to an approximately $600,000 loss associated with a single trading error, other proprietary trading losses and a general decline in market activity associated with recent market turbulence. Interest and other income were $760,050 compared to $140,065 during the comparable period last year, an increase of $619,985, or 443%, primarily due to an increase in fees from introducing brokers.

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

Trader and salesperson commissions were $8,231,878 (49% of revenues, due to an increase in average payout rates, amortization of forgivable employee receivables utilized as recruiting inducements, and certain proprietary trading losses for which there is no recovery against salesperson commissions) in the nine months ended December 31, 2007 compared to $6,192,529 (40% of revenues) in the comparable prior year period. Execution and clearance charges of $1,566,610 (9% of revenues) in the nine months ended December 31, 2007 compares to $1,429,019 (9% of revenues) in the nine months ended December 31, 2006. Communication costs were $3,752,720 in the nine months ending December 31, 2007 compared to $3,195,174 in the same period last year, an increase of $557,546 or 17%, due to services required for an expanded sales and trading staff. Occupancy costs were $1,117,277 in the nine months ending December 31, 2007 compared to $865,835 in the same period last year, an increase of $251,442 or 29%, due to the lease payments at our former headquarters location from July 2006 through November 2007 and due to increased costs associated with the new headquarters location and a new satellite office.

Salaries and related costs were $3,403,161 compared to $2,424,488 in the comparable period in the prior year, an increase of $978,673 or 40%, primarily due to an increase in salaried technology, trading, marketing and sales personnel, salary increases, recruiting incentives, plus an increase in stock-based compensation expense. Professional fees were $751,459 compared to $397,342 in the comparable period in the prior year, an increase of $354,117 or 89%, primarily due to the outsourcing of certain functions plus an increase in professional services devoted to regulatory compliance requirements. Business development expenses were $503,045 in the nine months ending December 31, 2007 compared to $280,601 in the prior period, an increase of $222,444 or 79%, due to an expansion of our marketing efforts. Other expenses were $821,643 in the nine months ending December 31, 2007 compared to $559,844 in the prior period, an increase of $261,799 or 47%, due to increased amortization costs associated with our internally developed software, increased equipment rental expense, a bad debt provision associated with an employee receivable, and the timing of certain regulatory assessments.

The pre-tax loss of $3,248,085 for the nine months ended December 31, 2007 compares to a pre-tax income of $110,055 for the nine months ended December 31, 2006. There was a net loss of $1,983,806 for the nine months ended December 31, 2007 as compared to net income of $8,184 during the same period last year. The income tax benefit of $1,264,279 for the nine months ended December 31, 2007 compares to the income tax provision of $101,871 for the nine months ended December 31, 2006, which is due to the pre-tax loss.

Liquidity and Capital Resources

Working Capital

Our working capital (current assets less current liabilities) declined to $6.1 million at December 31, 2007 from $11.1 million at March 31, 2007, primarily as a result of operating losses and expenditures to increase our revenue generation capacity, including technology and software development expenditures, plus the making of forgivable employees loans as a recruitment incentive, partially offset by a reduction in our net security positions.

We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. Current assets include cash, receivable from clearing broker (cash on deposit with our clearing broker), marketable securities, income taxes receivable and certain other assets due to be collected near-term. All liabilities are current liabilities.

We currently do not have any outstanding bank borrowings or long-term debt. On April 20, 2006, we provided a $225,000 letter of credit to the landlord associated with our new headquarters space, after depositing $225,000 of collateral with the issuing financial institution in the form of a fourteen month time deposit.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. Such expansion could require the issuance of additional forgivable employee loans, restricted stock, stock options or other stock-based awards in order to recruit and retain experienced professionals (see Notes E, F and K to the consolidated condensed financial statements for additional details). See Note H to the consolidated condensed financial statements for additional details related to regulatory net capital requirements. While our operations have been profitable during three of the last four fiscal years, we still expect that any further significant expansion or acquisition opportunities will require additional subordinated debt or common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our contractual commitments consist primarily of office and equipment leases, plus commitments related to certain employment agreements (see Note G to the consolidated condensed financial statements for additional details). Subsequent to December 31, 2007, we made employee loan commitments of $1,750,000, as an incentive for affiliating with us, which will be funded in installments between May and September 2008, (see Note K to the consolidated condensed financial statements for additional details). Technologies was formed as a Delaware corporation on May 22, 2006 and was funded with a total of $550,000 during the fiscal year ended March 31, 2007.  The purpose of Technologies is to perform software development and technology services, both for the Company and for customers.

Our cash position declined by $4,741,774 to $370,501 during the nine months ended December 31, 2007, partially because at December 31, 2007 we elected to retain our excess cash with our clearing broker, which is represented as a receivable from clearing broker on our consolidated condensed statement of financial position. Cash increased by $434,024 to $910,573 during the nine months ended December 31, 2006.

Operating Activities

Net cash used in operating activities was $4,233,379 during the nine months ended December 31, 2007, primarily as a result of depositing an incremental $2,107,063 of cash with our clearing broker, the extension of $2,419,000 of forgivable loans to new salespersons as a recruiting incentive, and a $1,983,806 net loss from operations during the period, partially offset by a $2,019,509 increase in cash due to a reduction of our net security positions. Net cash used in operating activities was $4,480,639 during the nine months ended December 31, 2006, primarily as a result of a $3,371,099 increase in the receivable from broker-dealer balances and a $1,050,218 change from an income tax payable to an income tax receivable.

Investing Activities

Net cash used in investing activities was $508,395 during the nine months ended December 31, 2007, primarily due to $352,974 associated with the development of capitalized software for internal use and $148,369 associated with the purchase of furniture, equipment and leasehold improvements. Net cash used in investing activities was $566,034 during the nine months ended December 31, 2006, primarily due to $188,000 associated with the development of capitalized software for internal use, $153,034 associated with the purchase of furniture, equipment and leasehold improvements, plus $225,000 used for an automatically renewable, fourteen month time deposit, which collateralizes an outstanding letter of credit deposited with our new Jersey City, New Jersey landlord as security.

Financing Activities

Net cash provided by financing activities was $0 during the nine months ended December 31, 2007. Net cash provided by financing activities was $5,480,697 during the nine months ended December 31, 2006. This represented the proceeds, less issuance costs, from our November 2006 private placement.

OFF BALANCE SHEET ARRANGEMENTS

On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our new office lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen month time deposit, in order to collateralize the letter of credit. As of December 31, 2007, we had no other off-balance sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B.

ITEM 3: CONTROLS AND PROCEDURES

a.
Our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended December 31, 2007. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2007, we did not issue or repurchase any of our equity securities. We do not currently have in place a repurchase program for the repurchase of our common stock, nor do we have any plans to implement a common stock repurchase program in the near future, if at all.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On January 10, 2007, the Company entered into an employment agreement (the “Agreement”) with David Scialabba. The Company inadvertently did not make the required timely disclosure required by Item 1.01 of Form 8-K. Accordingly, the Company is providing the disclosure required thereunder under this Item 5. A copy of the Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-QSB and is incorporated herein by reference to such Exhibit. The foregoing description of the Agreement is qualified in its entirety by reference to such Exhibit.

Item 6.  Exhibits

10.1	Employment Agreement dated as of January 10, 2008 between the Company and David Scialabba *

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements**

32.2	Certification by the Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements.**

* Filed herewith.

** The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2008	By:	/s/ Martin C. Cunningham
Name: Martin C. Cunningham
Title: Chairman and Chief Executive Officer

Dated: February 14, 2008	By:	/s/ Keith R. Knox
Name: Keith R. Knox
Title: President and Principal Accounting Officer