Form 10-K
period 2008-03-31
HUDSON HOLDING CORP
filed 2008-06-27
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from __________________ to __________________

Commission file number: 0-9587

HUDSON HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-3766053
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Town Square Place; Suite 1500A Jersey City, New Jersey	07310
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 216-0100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                           Accelerated filer  ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $5,432,902 as of June 20, 2008, based upon the closing price on the OTC Bulletin Board reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 20, 2008, the Registrant had 45,125,185 outstanding shares of its Common Stock, $0.001 par value.

HUDSON HOLDING CORPORATION
FORM 10-K

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS		1

ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	11
ITEM 3.	LEGAL PROCEEDINGS	12
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
	AND ISSUER PURCHASES OF EQUITY SECURITIES	13
ITEM 6.	SELECTED FINANCIAL DATA	14
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	14
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	18
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	19
ITEM 9A(T).	CONTROLS AND PROCEDURES	19
ITEM 9B.	OTHER INFORMATION	19

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE;
	COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	20
ITEM 11.	EXECUTIVE COMPENSATION	22
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	24
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	26
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	26
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	27

SIGNATURES		29
FINANCIAL STATEMENTS		30

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

This Form 10-K Annual Report contains forward-looking statements, including statements regarding, among other things, (a) our projected revenues and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operation" and "Description of Business," as well as in other sections of this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

Item 1. Description of Business

Our Business

General

Hudson Holding Corporation (“Holding”) is a holding company and is the parent of its wholly owned subsidiaries, namely Hudson Securities, Inc. (“Hudson”) and Hudson Technologies, Inc. (“Technologies”), (collectively the “Company”). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority ("FINRA"). The Company has offices in New Jersey and Florida. Technologies was formed for the purpose of providing software development and technology services for Hudson and for third parties.

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

In December 2004, Hudson entered into an Agreement and Plan of Merger (the "Agreement") with Health Outcomes Management, Inc. ("HOM"), a non-operating public company. On May 3, 2005, under the terms of the Agreement, Hudson's stockholders exchanged all of their shares of common stock and warrants for shares of HOM common stock (the "Exchange"). The HOM shares that were issued to Hudson stockholders in the merger represented 94% of HOM's outstanding interest at the time of this exchange. In connection with the legal form of this transaction, Hudson became a wholly owned subsidiary of HOM. On September 6, 2005, HOM changed its name to Hudson Holding Corporation and effectuated a one for eight reverse stock split for all stockholders of record as of the close of business on June 13, 2005. For financial reporting purposes, the Exchange represents a capital transaction of Hudson or a "reverse merger" rather than a business combination.

Operations

Hudson is a member of FINRA and is insured by the Securities Investor Protection Corporation. Hudson is a market maker trading more than 9,000 NASDAQ, non-NASDAQ OTC, listed and foreign securities, and specializes in providing liquidity in mid cap, small cap and micro cap stocks. Hudson has been in business since 1984.

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

Providing trade executions generates two types of revenue for Hudson, commissions and fee revenue and trading revenue.

Commissions and fee revenue comes from the fees that Hudson charges its customers for executing their orders, generally a fixed price per share traded. Revenue may vary with the number and size of Hudson’s customers and with their level of trading activity. Commissions and fee revenue is free of market risk for Hudson since Hudson either transacts as an agent or on a riskless principal basis.

Trading revenue is derived from the profit and loss associated with purchases and sales of securities for Hudson’s trading account, for securities in which Hudson makes markets. In doing so, the firm itself is at risk to changes in stock prices. Trading profits are obtained by paying less to buy shares for its own account than the firm receives for selling those shares. Because the price for which the firm is willing to purchase shares (its “bid” price) is always less than the price at which it would then sell those shares (its “ask” price), trading with a customer presents a market maker with an opportunity to capture the difference between these prices (the “bid-ask spread”) provided it can find a contra-party with whom to trade in the same security before the stock price moves against the trader. Finding a counterparty to take the other side of a trade can be challenging, and failure to find a counterparty at the right price or time can lead to a loss.

Competitive Advantages

Hudson believes that it differentiates itself by the stocks it trades and by the customers it serves. While many of the firm’s competitors emphasize NASDAQ National Market stocks, Hudson focuses on providing liquidity in difficult-to-trade stocks, including shares quoted on the OTC Bulletin Board and Pink Sheets and second tier and Small-Cap NASDAQ stocks. Hudson’s strategy is to maintain and grow existing relationships with retail firms while seeking to attract new customers from among other retailers that the firm’s competitors neglect as well as targeted institutions.

Technology

Hudson maintains a multi-tier connectivity network to receive customers’ orders, to monitor the markets, and to communicate with trading partners. Hudson’s traders have the ability to trade all U.S. equities, using Sungard’s BRASS order management system to process incoming orders and its UMA market access system and the NASDAQ Level III system to enter orders. These systems interface with Goldman Sachs Execution & Clearing, L.P. (Hudson’s clearing broker) to ensure trades are processed. The firm’s Jersey City, Tinton Falls and Boca Raton offices are in constant communication and can serve as back-up for one another in case of system failures.

Hudson has migrated to Sungard’s “dedicated complex” on which Hudson can run its BRASS servers. The facility is capable of executing trades at peak rates of approximately triple the previous average rate. Its complete implementation has allowed Sungard to be more responsive to Hudson’s needs, provided the ability to make changes to the system during trading hours, and facilitated the addition of a dedicated FIX-protocol communications server, which simplified the setup of new customer connections.

Technologies is the hardware and software technology division of the Company. Technologies creates and develops software to enhance the trading environment of Hudson and to meet customers’ needs for customized services. To date, Technologies has created applications that advance the base functionality of BRASS, a Sungard Order Management System. The profit and loss system developed by Technologies is a tool for equities sales traders of Hudson which on a nightly basis calculates what they have earned based on their customer order flow. The system also creates a management report, as well as several other customer reports to enhance the value of Hudson to its clients. To the extent that these programs may be useful for other brokerage firms, Technologies may sell or license these programs to others.

Technologies, through its value added vendor relationships, has created several modules using the BRASS OAPI, (an open application programming interface which allows Hudson to write code to the application) which will be able to provide added functionality for the traders of Hudson. Technologies also operates a carrier neutral co-location data center where customers can rent cabinets, paying Technologies a monthly fee. Technologies also generates revenues by providing co-location customers with remote hands support.

Future Products and Services

Hudson is actively seeking to expand into complementary businesses, both by developing new product/service offerings that will be valuable to the firm’s existing customers and by entering into strategic partnerships with related businesses that can increase its number of new customers. There can be no assurance that we will meet our goal. Strategic partnership candidates include boutique investment banking and money management firms. It may be necessary to acquire new businesses or hire experienced personnel to effectuate expansion plans in these areas. Recently Hudson hired a capital placement team which specializes in raising funds for hedge funds, venture funds and private equity funds.

The Market

Hudson focuses on attracting orders from retail brokerage firms and buy-side institutions, such as mutual funds, hedge funds and trusts. Hudson’s business has a tendency to be strongest during the first calendar quarter of the year and weakest during the summer months.

Market makers’ main customers are retail brokers and institutions that require order executions for varieties of stocks, from widely traded issues, like those of S&P 500 and NASDAQ 100 companies, to less liquid securities such as NASDAQ Small-Cap, Bulletin Board, and Pink Sheet stocks.

While offering liquidity across a broad range of stocks to both institutional and retail brokerage customers, Hudson intends to focus its resources on increasing the firm’s market share as a liquidity provider to retail brokerage firms and institutions, plus on specializing in less liquid issues.

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

To help attract new customers, the firm is striving to increase the list of securities available for trading. Since the beginning of 2003, Hudson began making markets in additional NASDAQ stocks. In addition, the firm now trades securities which are listed on certain US and foreign exchanges. Management is committed to expanding the list even more going forward, particularly with the future expanded deployment of the firm’s automated trading system.

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

Government Regulation

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Hudson is registered as a broker-dealer with the U.S. Securities and Exchange Commission (“SEC”) and certain state securities divisions. Much of the regulation of broker-dealers has been delegated to self-regulated organizations, principally FINRA, Nasdaq and national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct regular and periodic examinations of our operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. The Company is also subject to oversight by the U.S. Department of Labor in connection with our benefit plans.

Significant legislation, rule-making and market structure changes have occurred over the last few years that have had an impact on the Company. First, decimalization was introduced in January 2001 in NYSE and AMEX listed securities, and in Nasdaq markets in April 2001. Decimalization, combined with the one-penny minimum price increment, has had a dramatic reduction in average spreads, which in turn has had a profound effect on our profitability. Second, in 2002 Nasdaq launched SuperMontage, a Nasdaq routing and execution system. SuperMontage transformed Nasdaq from a quote-driven market to a full-order-driven market as quotes and orders are treated the same. Under SuperMontage, market makers and ECNs are able to show trading interest at five different price levels, allowing investors to see individual and aggregated interest across all market participants at the National Best Bid or Offer (“NBBO”) and four additional layers above or below the NBBO. Third, the introduction of SuperMontage, which is not used by all market participants, and the increase in trading of Nasdaq-listed securities by other exchanges has created market fragmentation. This lack of linkage between market centers has resulted in an increase in locked and crossed markets, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. Fourth, the U.S. Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, requires the implementation and maintenance of internal practices, procedures and controls which will increase our costs and may subject us to regulatory inquiries, claims or penalties. Lastly, the Sarbanes-Oxley Act of 2002 has led to sweeping changes in corporate governance. This far reaching legislation has significantly affected public companies by enacting provisions covering corporate governance, board of directors and audit committee structure, management and control structure, new disclosure requirements, oversight of the accounting profession and auditor independence. The SEC also responded by, among other things, requiring chief executive officers and chief financial officers of public companies to certify the accuracy of certain financial reports and certain other SEC filings.

The regulatory environment in which we operate is subject to constant change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, other U.S. and state governmental regulatory authorities, or FINRA. Our business, financial condition and operating results also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities. Currently, new regulations are being discussed related to the over the counter market place which, if adopted, could have negative implications for the profitability of making markets in OTC Bulletin Board and Pink Sheet securities.

Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of regulated broker-dealers.

FINRA and Net Capital Requirements

Regulatory bodies, including FINRA, are charged with safeguarding the integrity of the securities industry and with protecting the interests of investors participating in those markets. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

The SEC, FINRA and various other regulatory agencies have rigid rules, including the maintenance of specific levels of net capital by securities brokers and dealers pursuant to the SEC’s Uniform Net Capital Rule 15c3-1 with which the Company must comply. As of March 31, 2008, the Company had total net capital of $4,870,737, which is $3,870,737 in excess of the Company’s minimum net capital requirement of $1,000,000.

Additionally, the Company is subject to periodic, routine finance and operations reviews by SEC and FINRA staff, plus state securities divisions. It should be noted that the Company has a disciplinary record with FINRA and fines have been levied against the Company for violations that occurred during the tenure of the prior management. Given FINRA’s policy of progressive disciplinary actions, this prior record could adversely impact the Company if we are cited for additional violations. A regulatory investigation is currently underway. On May 5, 2008, Hudson received a letter from FINRA alleging a failure to supervise and implement written supervisory procedures related to trading and market making and anti-money laundering rules. There is no indication of what amount of fines or sanctions FINRA may demand in connection with these allegations. On June 16, 2008, Hudson submitted a response to FINRA. Hudson intends to contest this matter vigorously. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company’s management, the ultimate resolution of the regulatory investigation will have no material adverse effect on the Company's financial condition.

Employees

As of June 20, 2008, we employed 95 permanent individuals, of which 91 are full-time employees.  Of the 95 employees, 7 are in management; 24 are in trading; 37 are in sales; 2 are in compliance; 2 are product specialists; 7 are in technology and 16 are in administration.  We believe our relations with our employees are good.  None of our employees are represented by a union or any collective bargaining agreements.

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

There is a risk that our future operating results may fluctuate significantly.

We may experience significant variation in our future results of operations. These fluctuations may result from, among other things:

•	introductions of or enhancements to market-making services by us or our competitors;
•	the value of our securities positions and our ability to manage the risks attendant thereto;
•	the volume of our market-making activities;
•	the dollar value of securities traded;
•	volatility in the securities markets;
•	our market share with institutional clients;
•	our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and legal fees relating to legal and regulatory proceedings;
•	the strength of our client relationships; the amount of, and volatility in, our quantitative market-making and program trading portfolios;
•	changes in payments for order flow and clearing costs;
•	the addition or loss of executive management and sales, trading and technology professionals;
•	compensation expenses associated with recruiting new employees;
•	legislative, legal and regulatory changes;
•	legal and regulatory matters;
•	geopolitical risk;
•	the amount and timing of capital expenditures and divestitures;
•	the incurrence of costs associated with acquisitions and dispositions;
•	investor sentiment;
•	technological changes and events;
•	seasonality; and
•	competition and market and economic conditions.

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

We are dependent on our clearing broker, which may go out of business or charge us for a default by a counterparty to a trade.

As a market maker, the majority of our securities transactions are conducted as principal with broker-dealer and institutional counterparties located in the United States. We clear our securities transactions through an unaffiliated clearing broker. Under the terms of the agreement between us and our clearing broker, the clearing broker has the right to charge us for losses that result from a counterparty's failure to fulfill its contractual obligations. No assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on our business, financial condition and operating results. In addition, at any time, a substantial portion of our assets are held by our clearing broker and, accordingly, we are subject to credit risk with respect to such clearing broker. Consequently, we are reliant on the ability of our clearing broker to adequately discharge its obligations on a timely basis. We are also dependent on the solvency of such clearing broker. Any failure by the clearing broker to adequately discharge its obligations on a timely basis, or failure by the clearing broker to remain solvent, or any event adversely affecting the clearing broker, could have a material adverse effect on our business, financial condition and operating results. If our clearing broker was to go out of business or decide not to continue to act as our clearing broker, our operating results would be adversely affected until we could replace them.

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

The securities industry is subject to extensive regulation covering all aspects of the securities business. The various governmental authorities and industry self-regulatory organizations that supervise and regulate us generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend or expel us or any of our officers or employees who violate applicable laws or regulations. We may also be subject to an enforcement action for failure to supervise if any of our employees or traders violates applicable laws or regulations. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance and reporting systems, as well as our ability to attract and retain qualified compliance and other personnel. If we do not comply with the rules and regulations established, we could be subject to disciplinary or other regulatory or legal actions in the future. In addition, it is possible that any past noncompliance could subject us to future civil lawsuits, the outcome of which could have a material adverse effect on our financial condition and operating results.

We are required to keep accurate books and records. There is considerable fluctuation during any year and from year-to-year in the volume of transactions we must process. We record security transactions and post our books daily. Operations personnel monitor operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients.

We have a prior disciplinary record with FINRA, which could have an adverse effect on our ability to operate if we become subject to additional FINRA disciplinary action.

During the period from approximately 1990 through July 31, 2004, primarily while our operating subsidiary Hudson was owned by and supervised by the prior management of the prior owners and operating under a different name, we were cited by FINRA for violations of FINRA's Rules of Fair Practice and Marketplace Rules on at least 20 occasions and were fined amounts ranging from $250 to $82,500. The total amount of such fines was approximately $405,000. The existence of such prior violations could have an adverse effect on us should such violations recur under the supervision of current management. To date, no additional fines have been assessed. A regulatory investigation is currently underway. On May 5, 2008, Hudson received a letter from FINRA alleging a failure to supervise and implement written supervisory procedures related to trading and market making and anti-money laundering rules. There is no indication of what amount of fines or sanctions FINRA may demand in connection with these allegations. On June 16, 2008, Hudson submitted a response to FINRA. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company’s management, the ultimate resolution of the regulatory investigation will have no material adverse effect on the Company's financial condition.

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

We are particularly dependent on the services of Mark Leventhal (Executive Vice President), Martin Cunningham and Keith Knox. The loss of any of these individuals would have a significant negative effect on our business. In addition, we believe that our success will depend in large part upon our continued ability to attract and retain skilled traders and other employees, which is difficult because the market for the services of such individuals is very competitive. On January 4, 2007, the Company entered into five year employment agreements, effective as of January 1, 2007, as amended May 19, 2008, with Mr. Martin C. Cunningham and Mr. Keith R. Knox, whereby each will continue in their present positions, Chief Executive Officer and President, respectively.

If we lose certain key personnel, we may incur a charge as a result of unrecoverable prepaid compensation.

If we lose certain key personnel to whom we have advanced compensation as a recruiting incentive, we are entitled to recover some or all of the funds advanced if they leave before predetermined dates or terminated for cause. However, collection could be subject to disputes or may require legal action in order to enforce the contract.

Currently, one employee has indicated that he disputes certain terms of his contract which would permit us to recover the prepaid compensation, if he terminated employment or if he was terminated for cause. At this juncture, this employee remains actively employed with the Company. We believe that the executed agreement represents a binding contract. However, if the employment agreement was terminated at a time that the employee is obligated to return or repay to us the funds that we advanced, there can be no assurance that we will be successful in recovering the funds advanced.

We need to comply with stringent capital requirements and therefore if we suffer significant losses we would be below our net capital requirement.

Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer, less deductions for certain types of assets. Currently, we are required to maintain net capital of at least $1,000,000. As of March 31, 2008, we had net capital of $4,870,737 and excess net capital (that is, net capital less required net capital) of $3,870,737. We intend to maintain such funds as are necessary to operate our business and to maintain compliance with regulatory net capital requirements. Changes to our business may require us to maintain higher net capital levels than currently. If we fail to maintain the required net capital, we may be subject to suspension or revocation of our licenses. If such net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, we might be required to limit or discontinue those portions of our business that require the intensive use of capital. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Our exposure to possible litigation and regulatory proceedings could adversely affect our business.

The Company has been named as a defendant in various actions relating to its activities as a broker-dealer including a civil action and a regulatory investigation. From time to time, we are engaged in arbitrations and proceedings be self-regulatory organizations. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

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

Four employees control approximately 37% of the voting capital stock of our company.

Our three executive officers and Steven Winkler, our NASDAQ trading manager at the Company’s wholly-owned broker-dealer subsidiary, each own approximately 7-11% of our common stock. In the event that these individuals vote together on any or all issues, you will have no effective voice in our management. Accordingly, these four individuals could substantially influence the outcome of any matters submitted to a vote of our stockholders and have the ability to determine all management policy and financing decisions.

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

The large number of recently issued shares to investors and shares issuable upon exercise of warrants could have an adverse affect on our stock price.

In a November 2006 private placement, the Company issued 9,575,325 shares of Common Stock, 4,787,664 investor warrants with an exercise price of $0.85 and 574,520 placement agent warrants with an exercise price of $0.60. In addition, another 1,760,590 warrants with an exercise price of $1.0494 remain outstanding. Subsequent to the private placement, 7,908,655 shares of Common Stock and 3,954,329 shares of Common Stock issuable upon exercise of warrants with an exercise price of $0.85 were registered by the Company. Given the effectiveness of the Registration Statement, such investors now have the ability to sell such shares without any volume restrictions.

In a June 2008 private placement, the Company issued 8,000,000 shares of Common Stock and a warrant to purchase 4,000,000 shares at an exercise price of $0.75 per share. The securities were sold subject to a registration rights agreement which mandates that the Company use its commercially reasonable efforts to file a registration statement within 30 days of the closing and to obtain effectiveness within 90 days after the closing (120 days if the SEC reviews the registration statement).+

The price of our common stock could significantly decline if such investors elect to sell their shares in the market at times when there are not a corresponding number of investors willing to purchase such shares. In addition, the large number of outstanding warrants will likely cause an overhang on the market and prevent the market price of the Common Stock from rising above the warrant exercise price.

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

The large number of restricted stock shares and options to purchase shares that have been granted, and may continue to be granted, to new and existing employees may dilute the ownership interest of existing shareholders and may adversely affect the stock price.

As of March 31, 2008, options to purchase 3,495,000 shares of common stock are outstanding, 8,361,666 shares of unvested restricted stock have been issued and an additional 12,143,334 shares are available for issuance as awards under the 2005 Plan and 2007 Plan. The 2005 Plan and 2007 Plan have been registered. Given the effectiveness of the Registration Statement, the holders have the ability to sell the shares upon exercise of the options or the vesting of restricted stock. The price of our common stock could significantly decline if such investors elect to sell their shares in the market at times when there are not a corresponding number of investors willing to purchase such shares. In addition, the large number of outstanding options will likely cause an overhang on the market and prevent the market price of the Common Stock from rising above the option exercise prices.

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

In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, which we refer to herein as the Securities Act, subject to certain limitations. Approximately 11,673,000 shares held for more than 6 months by non-affiliates shares may be available for public sale without regard to volume limitations and by means of ordinary brokerage transactions in the open market pursuant to Rule 144.

In general, pursuant to Rule 144, after satisfying a six-month holding period: (i) affiliated stockholder (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one-year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

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

Item 3. Legal Proceedings

The Company has been named as a defendant in various actions relating to its activities as a broker-dealer including a civil action and a regulatory investigation. On May 5, 2008, Hudson received a letter from FINRA alleging a failure to supervise and implement written supervisory procedures related to trading and market making and anti-money laundering rules. There is no indication of what amount of fines or sanctions FINRA may demand in connection with these allegations. On June 16, 2008, Hudson submitted a response to FINRA. Hudson intends to contest this matter vigorously. From time to time, the Company is also involved in arbitrations and proceedings by self-regulatory organizations. Although the ultimate outcome of these matters involving the Company cannot be predicted with certainty, management believes it has meritorious defenses to all such actions and intends to defend each of these actions vigorously. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company's management the ultimate resolution of such actions against the Company will have no material adverse effect on the Company's financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

On February 13, 2008, our Board of Directors adopted and approved an increase in the number of shares of the Company's Common Stock reserved for issuance under the 2007 Long-Term Incentive Compensation Plan (“2007 Plan”) from 10,000,000 shares to 22,000,000 shares. On March 4, 2008, a majority of consenting stockholders adopted and approved the increase in the 2007 Plan authorized shares pursuant to the Written Consent. After giving effect to this increase, as of March 31, 2008, there were 12,143,334 shares available for issuance as awards under the 2007 Plan.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock has been listed and quoted on the OTC Bulletin Board under the symbol “HDHL.OB” since September 5, 2005, and prior to that date, our common stock traded under the symbol “HOMI”. All prices reflected herein have been adjusted to reflect the 1-for-8 reverse split of our common stock that was effected on September 6, 2005.

We have 286 holders of record of our common stock as of June 20, 2008.

The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board:

	High	Low

Fiscal Year 2007

First Quarter	$2.00	$1.46
Second Quarter	1.60	0.93
Third Quarter	1.00	0.70
Fourth Quarter	1.15	0.70

Fiscal Year 2008

First Quarter	$0.80	$0.45
Second Quarter	0.55	0.35
Third Quarter	0.45	0.28
Fourth Quarter	0.75	0.40

The high and low sales prices as reported on the OTC Bulletin Board on June 20, 2008 were both $0.45.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,495,000	$0.90	12,143,334

Equity compensation plans not approved by security holders	7,122,774	0.88	-

Total	10,617,774	$0.89	12,143,334

The table above reflects the status of the Company's equity compensation plans as of March 31, 2008.

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

Item 6. Selected Financial Data

Pursuant to Item 301 (c) of Regulation S-K, we are not required to provide information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto included elsewhere herein.

Results of Operations – Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Consolidated Statement of	Quarter Ended	Quarter Ended
Operations Data:	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)

Commissions and fees	$4,930,306	$966,085
Trading gains, net	4,541,806	4,308,707
Interest and other	397,023	121,840
Total revenues	$9,869,135	$5,396,632

Net income (loss)	$381,516	$(391,294)

We had overall revenues consisting of net trading gains, commission and fee revenue, plus interest and other income of approximately $9.9 million for the 2008 fourth quarter, as compared to approximately $5.4 million for the 2007 fourth quarter. Commission and fee revenues increased to $4.9 million from $1.0 million during the prior fiscal year, due to a significant expansion of our institutional sales effort. The increase in commission revenues is consistent with an increase in the number of sales personnel from 29 to 37. Net trading gains increased to approximately $4.5 million from approximately $4.3 million during the prior year fourth quarter. Other revenues increased to $0.4 million for the three months ended March 31, 2008 from $0.1 million during the three months ended March 31, 2007, primarily due to an increase in referral fees from introducing brokers.

We had overall expenses of approximately $9.2 million for the 2008 fourth quarter, as compared to approximately $6.0 million for the 2007 fourth quarter. Salaries and related costs increased to $1.9 million from $1.0 million during the prior year fourth quarter, primarily due to an increase in salaried technology, trading, marketing and sales personnel, salary increases, recruiting incentives, plus an increase in stock-based compensation expense. Trader and salesperson commissions were $4.5 million (45% of revenues) for the 2008 fourth quarter compared to $2.4 million (45% of revenues) for the 2007 fourth quarter, an increase of $2.1 million or 84%. Execution and clearance charges of $0.5 million (5% of revenues) for the three months ended March 31, 2008 increased compared to $0.4 million (7% of revenues) for the three months ended March 31, 2007, an increase of $0.1 million or 25%. Communications costs were flat for the three months ended March 31, 2008 and 2007, with each costing $1.3 million. Occupancy expenses remained relatively the same for the three months ended March 31, 2008 and 2007, with each costing approximately $0.3 million. Professional fees increased to approximately $0.3 million from approximately $0.2 million during the prior year fourth quarter. Business development expenses increased to approximately $0.2 million from approximately $0.1 million during the prior year fourth quarter. Other expenses increased to $0.3 million for the three months ended March 31, 2008 from $0.2 million during the three months ended March 31, 2007.

We had a pre-tax profit of $0.7 million for the 2008 fourth quarter, as compared to a $0.6 million pre-tax loss for the 2007 fourth quarter, primarily as a result of the increase in revenues. Income taxes are an expense of $0.3 million during the 2008 fourth quarter, as compared to a benefit of $0.2 million during the 2007 fourth quarter, primarily due to the increase in the pre-tax results. We had net income of $0.4 million during three months ended March 31, 2008 compared to a net loss of $0.4 million during the three months ended March 31, 2007.

Results of Operations – Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007

Consolidated Statement of	Year Ended	Year Ended
Operations Data:	March 31, 2008	March 31, 2007

Commissions and fees	$10,070,068	$2,665,437
Trading gains, net	15,541,702	17,924,177
Interest and other	1,157,073	261,905
Total revenues	$26,768,843	$20,851,519

Net loss	$(1,602,290)	$(383,108)

We had overall revenues consisting of net trading gains, commission and fee revenue, plus interest and other income of approximately $26.8 million for fiscal 2008, as compared to approximately $20.9 million for fiscal 2007. Commission and fee revenues increased to $10.1 million from $2.7 million during the prior fiscal year, due to a significant expansion of our institutional sales effort. The increase in commission revenues is consistent with an increase in the number of sales personnel from 29 to 37. Net trading gains decreased to approximately $15.5 million from approximately $17.9 million during the prior fiscal year, primarily due to an approximately $600,000 loss associated with a single trading error, other proprietary trading losses and a general decline in market activity associated with recent market turbulence. Other revenues increased to $1.2 million from $0.3 million during fiscal 2008, primarily due to an increase in referral fees from introducing brokers.

Our cost structure consists of both variable costs, such as commissions, execution and clearing charges, and fixed costs, such as salaries and related costs (including payroll taxes and benefits), communications (quote, trading, order management and telecommunication services), occupancy (rent, electricity, maintenance and real estate taxes) professional fees (attorneys and auditors), business development (travel, entertainment and advertising) and other operating costs. From a compensation perspective, roughly 45% of our employees are salaried, while most of our traders and salespersons receive revenue-based commission payments.

Despite the increase in overall revenues, we had a pre-tax loss of $2.6 million as compared to a $0.5 million pre-tax loss during the prior year, as expenses increased by $8.0 million, primarily as a result of a $4.3 million increase in commission costs (commissions, execution, and clearing costs) and a $1.8 million increase in salaries and related costs, primarily due to an increase in salaried technology, trading, marketing and sales personnel, salary increases, recruiting incentives, plus an increase in stock-based compensation expense. Trader and salesperson commissions were $12.7 million (48% of revenues) in the current fiscal year compared to $8.6 million (41% of revenues) in the prior fiscal year, an increase of $4.1 million or 47%, primarily due to the increase in the revenue mix toward higher-payout riskless commission revenues. Execution and clearance charges of $2.0 million (8% of revenues) in the current fiscal year increased compared to $1.8 million (9% of revenues) in the prior fiscal year, an increase of $0.2 million or 12%, primarily due to the impact of proprietary trading losses. Communication costs were $5.0 million in the year ending March 31, 2008 compared to $4.5 million in the prior fiscal year. Professional fees were $1.1 million compared to $0.5 million in the prior year, primarily due to the outsourcing of certain functions plus an increase in professional services devoted to regulatory compliance requirements. Business development expenses were $0.7 million in the year ending March 31, 2008 compared to $0.4 million in the prior year, due to an expansion of our marketing efforts. Other expenses were $1.1 million in the year ending March 31, 2008 compared to $0.8 million in the prior year, due to increased amortization costs associated with our internally developed software and the timing of certain regulatory assessments.

We had a net loss of $1.6 million during fiscal 2008 compared to a net loss of $0.4 million during the prior year. Income taxes are a benefit of $1.0 million during fiscal 2008, as compared to a benefit of $0.1 million during the prior year, primarily due to the decline in the pre-tax results.

Liquidity and Capital Resources

	As of	As of
Consolidated Balance Sheet Data:	March 31, 2008	March 31, 2007

Working capital	$6,637,690	$11,089,549
Total assets	$17,323,538	$23,033,286
Total liabilities	$5,248,140	$9,769,771
Stockholders' equity	$12,075,398	$13,263,515

Recent Developments

On June 20, 2008, the Company closed on a private placement of $4 million of securities, with net proceeds to Holding of $3.9 million after deducting offering costs. In connection with the private placement, the Company issued 8,000,000 shares of common stock and delivered a warrant to purchase an aggregate of 4,000,000 shares of our common stock. The warrant entitles the holder to purchase shares of the Company’s common stock for a period of five years from the date of issuance at an exercise price of $0.75 per share.

The Company intends to use the proceeds to enhance working capital reserves in order to pursue various strategic opportunities as they arise, including the acquisition of complementary businesses and the recruitment of additional proven producers.

The discussion below does not reflect the addition of this additional capital.

Working Capital

During the past fiscal year, our working capital (current assets less current liabilities) declined to $6.6 million from $11.1 million, primarily as a result of $3.0 of incentives provided to new recruits, $0.8 million used for capital expenditures and $0.6 million associated with our net loss ($1.6 million), after adjusting for non-cash items ($1.0 million). We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. Current assets include cash and cash equivalents, receivable from clearing broker (cash on deposit with our clearing broker), marketable securities owned, income taxes receivable, and certain other assets. Current liabilities include securities sold but not purchased, commissions payable and accrued expenses.

We currently do not have any outstanding bank borrowings or long-term debt. On April 20, 2006, we deposited a $225,000 letter of credit with the landlord associated with our new headquarters space, after depositing $225,000 of collateral with the issuing financial institution in the form of an automatically renewable fourteen-month time deposit.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, recruiting incentives, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. See Note K to the consolidated financial statements for additional details related to regulatory net capital requirements. We expect that any significant expansion or acquisition opportunities will require additional subordinated debt or common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Technologies was formed as a Delaware corporation on May 22, 2006 and was funded with a total of $550,000 during the fiscal year ended March 31, 2007, in order to accommodate an initial expense budget of approximately $25,000 per month, which is now running at a rate of approximately $50,000 per month. The purpose of Technologies is to perform software development and technology services, both for the Company and for customers. Our contractual commitments consist primarily of office and equipment leases, plus certain employment agreements (see the table on the next page).

Our cash position increased by $1.1 million to $6.2 million during the fiscal year ended March 31, 2008, after increasing by $4.6 million during the fiscal year ended March 31, 2007. However, it should be noted that our cash position is primarily a function of how much of our funds are invested in marketable securities or on deposit with our clearing broker.

Operating Activities

Net cash provided by operating activities was $1.8 million during fiscal 2008, primarily due to a $6.3 million decrease in net securities positions and a $0.2 million decrease in the current income tax receivable, partially offset by a $1.5 million increase in the receivable from clearing broker balance and $0.6 million generated from our net loss ($1.6 million), after adjusting for non-cash items ($1.0 million). Net cash used in operating activities was $0.2 million during fiscal 2007, primarily due to a $2.6 million increase in net securities positions and a $1.2 million increase in the current income tax receivable, partially offset by a $3.9 million decrease in the receivable from clearing broker balance and $0.1 million generated from our net loss ($0.4 million), after adjusting for non-cash items ($0.5 million).

Investing Activities

Net cash used in investing activities was $0.8 million and $0.7 million during fiscal years 2008 and 2007, respectively. During fiscal 2008 and 2007, the usage of cash included the purchase of $0.2 million and $0.2 million of furniture, equipment, and leasehold improvements, and $0.6 million and $0.2 million of capitalized software expenditures plus in fiscal 2007 another $0.2 million was set aside as restricted cash in order to collateralize the letter of credit issued in favor of the landlord of the new headquarters space, respectively.

Financing Activities

Net cash provided by financing activities was $5.5 million during fiscal 2007, due to private placements of common stock and warrants. Most of the stock sold during fiscal 2007 was subject to registration rights and a registration statement went effective on April 5, 2007 related to 7,908,655 common shares plus 3,954,329 common shares underlying warrants.

Contractual Obligations

In connection with our operating activities, we enter into certain contractual obligations. Our future cash payments associated with our contractual obligations are summarized below:

	Payments due in
For the years ended March 31,	2009	2010-2011	2012-2013	Thereafter	Total

Office leases	$489,000	$1,046,000	$786,000	$-	$2,321,000

Equipment leases	78,000	18,000	-	-	96,000

Employment agreements	2,250,000	800,000	300,000	-	3,350,000

	$2,817,000	$1,864,000	$1,086,000	$-	$5,767,000

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B. On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our new office space lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen-month time deposit, in order to collateralize the letter of credit.

Critical Accounting Policies

Hudson Holding Corporation's significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our "Notes to Consolidated Financial Statements" included in this Form 10-K. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Hudson Holding Corporation has identified certain of its accounting policies as being most important to our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Hudson Holding Corporation's critical accounting policies include the following:

Securities transactions

The Company records transactions in securities and the related revenue and expenses on a trade-date basis.

Commissions and fees include agency commissions and fees earned on riskless principal trades. Riskless principal trades are transacted through the firm’s proprietary account with a customer order in hand, resulting in no market risk to the firm.

Securities owned and securities sold, but not yet purchased, are stated at market value with the resulting unrealized gains and losses reflected in trading gains, net.

Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management.

Goodwill

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, by applying a fair value based test. The Company reviews goodwill for impairment annually, during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the Hudson level, generally by using the market capitalization of the Company as an indicator of fair value, since Hudson currently represents the most significant component of the consolidated entity. Impairment is potentially indicated when the carrying value of Hudson, including goodwill, exceeds its fair value. If potential impairment were indicated, the fair value of Hudson would be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of Hudson’s goodwill. If the fair value was less than the carrying value of goodwill, an impairment would be recorded. As a result of its assessment, the Company has determined no such potential impairment was indicated during the year ended March 31, 2008.

Income taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more than likely that these deferred income tax assets will be realized. As of March 31, 2008, the Company has a $113,000 valuation allowance related to certain state net operating loss carryforwards which expire in 2011, 2013 and 2014.

Stock-based compensation

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

Internally developed software

During April 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Unamortized capitalized software development costs of approximately $536,672 represents software in service which is being amortized over its estimated useful life and is being carried in furniture, equipment capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of March 31, 2008. In addition, $87,781 of unamortized capitalized software development costs represents software that is still in development and is not being amortized.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

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

As of the end of the period covered by this annual report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a- -15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") concluded that, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were adequate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of March 31, 2008. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of Eisner LLP, our independent registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information regarding the members of our board of directors and our executive officers.

Name	Age	Position
Martin C. Cunningham	48	Chairman of the Board of Directors and Chief Executive Officer
Keith R. Knox	49	President, Secretary and Director
Mark Leventhal	52	Executive Vice President and Director
Mark Bisker	53	Director
Peter J. Zugschwert	42	Director
Joanne V. Landau	53	Director
Carmine V. Chiusano	66	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Martin Cunningham has been a director of Holding and has served as its Chief Executive Officer since 2004. From August 2003 until joining Hudson, Mr. Cunningham was an employee of Wien Securities, Inc. From February 2003 until August 2003, Mr. Cunningham was President of Wien Securities, Inc. From 1996 to December 2002, Mr. Cunningham was Senior Vice President and Head of Equity Trading at Schwab Capital Markets (formerly Mayer & Schweitzer).

Keith Knox has been a director of Holding and has served as its President since 2004. From January 2003 until joining Hudson, Mr. Knox was a Vice President of Wien Securities, Inc. From 1984 to December 2002, Mr. Knox was a trader with Schwab Capital Markets (formerly Mayer & Schweitzer).

Mark Leventhal has been a director of Holding and has served as its Executive Vice President since 2004. From January 2003 until joining Hudson, Mr. Leventhal was a Vice President of Wien Securities, Inc. From 1989 to December 2002, Mr. Leventhal was manager of NASDAQ Trading at Schwab Capital Markets (formerly Mayer & Schweitzer).

Mark Bisker has been a director of the Company since September 2007. Mr. Bisker has been the Senior Vice President of Banking and Financial Services of EPAM Systems, which provides technology consulting services to the Company, since 2007. From 2003 to 2007, he was the Chief Executive Officer of B2BITS, which provided technology consulting services to the Company. In these roles, Mr. Bisker serves as the Company’s Chief Technology Officer.

Peter J. Zugschwert has been a director of the Company since October 1997, served as President of the Company from December 1997 through May 2005 and served as CEO of the Company from September 1997 to May 2005. Mr. Zugschwert has been a Private Equity Consultant since 1997.

Joanne V. Landau has been a Director since May 2006. Ms. Landau has been the President of Kurtsam Realty Corp. since 2003. From 2000 to 2002, she was Senior Vice President, Head of Strategic Marketing and Communications with Zurich Scudder - Deutsche Asset Management/Investments and from 1990 to 1999, Ms. Landau was with The Citibank Private Bank/Investments, a subsidiary of Citigroup, most recently as Vice President, Head of Global Marketing and Communications.

Carmine V. Chiusano has been a Director since May 2006. In 2004, Mr. Chiusano retired from Schwab Capital Markets (formerly Mayer & Schweitzer) where he was employed since 1968, most recently as Senior Vice President, Chief Operating Officer.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Three of our seven directors are considered "independent" under the SEC's new independence standards. Officers are elected annually by the board of directors and serve at the discretion of the board.

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

The Compensation Committee, which was established in May 2006, is comprised solely of independent directors, determines all compensation for our Chief Executive Officer; reviews and approves corporate goals relevant to the compensation of our Chief Executive Officer and evaluates our Chief Executive Officer's performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; advises our board regarding our stock option plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where board or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The compensation committee is governed by a Board-approved charter, which is incorporated by reference as Exhibit 10.8. Our compensation committee is comprised of Ms. Landau and Messrs. Zugschwert and Chiusano, and Mr. Chiusano is the chairman of the committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal 2007, except for (1) the following individuals that inadvertently filed late reports, including Mark Bisker (1 Form 3), Steven L. Winkler (4 Form 4), Peter J. Zugschwert (1 Form 4), Carmine V. Chiusano (1 Form 4), and Joanne V. Landau (1 Form 4).

Item 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended March 31,	Salary		Bonus		Stock Awards		Option Awards		All Other Compensation (1)		Total
Martin C. Cunningham, Chairman and Chief Executive Officer	2008 2007	$ $	200,000 185,000	$ $	- -	$ $	- -	$ $	- -	$ $	36,236 23,792	$ $	236,236 208,792

Keith R. Knox, President and Secretary	2008 2007	$ $	200,000 185,000	$ $	- -	$ $	- -	$ $	- -	$ $	35,763 23,005	$ $	235,763 208,005

Mark Leventhal, Executive Vice President	2008 2007	$ $	180,000 180,000	$ $	- -	$ $	- -	$ $	- -	$ $	35,957 32,538	$ $	215,957 212,538

(1)	Amount represents health, dental, life and disability insurance benefits as well as vehicle allowances and parking fees, as applicable.

Employment and Consulting Arrangements and Change in Control Arrangements

The Compensation Committee of our board of directors have approved the terms of each of the employment agreements, as amended, described below. As of January 1, 2007, we entered into the employment agreements described below, as amended on May 19, 2008, with each of the following persons.

Martin Cunningham as our Chief Executive Officer. The agreement, as amended, provides for an initial term of five years, an annual salary to Mr. Cunningham of $200,000 and an annual bonus based on a formula of 5% of the firm’s net profits before taxes, payable quarterly, provided that net profits in such fiscal quarter is equal to or exceeds $750,000. Our board of directors may increase the amount of the bonus. The agreement also provides for the executive’s ability to participate in our health insurance program and a car allowance of $1,000 per month. In the event that Mr. Cunningham’s employment is terminated by the Company, other than with good cause, he will receive any bonus payment due through his termination date, all remaining salary payments, plus certain health insurance benefits.

Keith Knox as our President. The agreement, as amended, provides for an initial term of five years, an annual salary to Mr. Knox of $200,000 and an annual bonus, based on a formula of 4% of the firm’s net profits before taxes, payable quarterly, provided that net profits in such fiscal quarter is equal to or exceeds $750,000. Our board of directors may increase the amount of the bonus. The agreement also provides for the executive’s ability to participate in our health insurance program and a car allowance of $1,000 per month. In the event that Mr. Knox’s employment is terminated by the Company, other than with good cause, he will receive any bonus payment due through his termination date, all remaining salary payments, plus certain health insurance benefits.

2005 Stock Option Plan

The 2005 Stock Option Plan (the "2005 Plan"), which was approved by the stockholders on July 26, 2005, is administered by the Board of Directors. The 2005 Plan is available for the issuance of awards of up to an aggregate of 2,000,000 shares of common stock to our employees, officers, directors and consultants, in the form of either non-qualified stock options or incentive stock options. The purpose of the 2005 Plan is to provide additional incentive to those persons who are responsible for the management and growth of the Company.

As of March 31, 2008, there were 2,000,000 options outstanding under the 2005 Plan and no options remained available for issuance under the plan.

2007 Long-Term Incentive Plan

The 2007 Stock Option Plan (the "2007 Plan"), which was approved by the stockholders on July 26, 2005, is administered by the Board of Directors. The 2007 Plan is available for the issuance of awards of up to an aggregate of 22,000,000 shares of common stock to our employees, officers, directors and consultants, in the form of either non-qualified stock options or incentive stock options, following a 12,00,000 share increase to the authorized shares being approved by the Hudson Board on February 13, 2008 and by a majority of Hudson’s shareholders on March 4, 2008. The purpose of the 2007 Plan is to provide additional incentive to those persons who are responsible for the management and growth of the Company.

As of March 31, 2008, there were 1,495,000 options and 8,361,666 shares of restricted stock outstanding under the 2007 Plan and 12,143,334 shares remained available for issuance under the plan.

Outstanding Equity Awards at Fiscal Year End

No option, stock appreciation right or long-term incentive plan awards were granted to or exercised by any of the Named Executive Officers during the fiscal year ended March 31, 2008 and no such awards are currently outstanding.

Director Compensation

Directors were not compensated for their service during the fiscal year ended March 31, 2006. On August 15, 2006, the board of directors resolved that compensation for each of the independent directors for the ensuing year would be $600 per month, plus immediately vested, five -year options to purchase 10,000 shares of the Company’s common stock with an exercise price equal to the market price of the Company’s common stock on the August 15, 2006 grant date. On June 28, 2007 the board of directors resolved that compensation for each of the independent directors would be increased to $800 per month, effective immediately. On July 19, 2007 the board of directors resolved that each of the independent directors would be granted immediately vested, five-year options to purchase 25,000 shares of the Company’s common stock with an exercise price equal to the market price of the Company’s common stock on the July 19, 2007 grant date. On May 5, 2008, each of the four outside directors were granted 100,000 shares of immediately vested common stock of the Company.

Director Compensation Table

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards		(3) All Other Compensation		Total
Carmine Chiusano	2008	$9,000	$-	$5,000	(1)	$-		$14,000
	2007	$4,200	$-	$5,800	(1)	$9,846		$19,846

Joanne Landau	2008	$9,000	$-	$5,000	(1)	$-		$14,000
	2007	$4,200	$-	$5,800	(1)	$-		$10,000

Peter Zugschwert	2008	$9,000	$-	$5,000	(1)	$-		$14,000
	2007	$4,200	$-	$5,800	(1)	$-		$10,000

Mark Bisker	2008	$-	$-	$85,000	(2)	$-	(4)	$85,000

(1)
Amounts represent the value of 25,000 and 10,000 stock options granted to each of the independent members of the Board of Directors during the fiscal years ended March 31, 2008 and 2007, respectively. The options were valued using the Black-Sholes pricing model (For assumptions used in this calculation, See Note B[9] in the consolidated financial statements, included within this annual report). These are the only options granted to these directors which are outstanding at March 31, 2008.

(2)
Amount represents the value of 250,000 stock options granted to Mark Bisker in his role as a consultant to the Company during the fiscal year ended March 31, 2008. The options were valued using the Black-Sholes pricing model (For assumptions used in this calculation, See Note B[9] in the consolidated financial statements, included within this annual report). These are the only options granted to Mr. Bisker which are outstanding at March 31, 2008.

(3)	Amount represents compensation paid, primarily during the period from April 1, 2006 to May 15, 2006.

(4)
Mr. Bisker provides consulting services to the Company via EPAM Systems and formerly via B2BITS. Mr. Bisker receives compensation from those firms and he previously held a 31.5% ownership interest in B2BITS.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

			Number of securities
	Number of securities to		remaining available for
	be issued upon exercise	Weighted-average exercise	future issuance under
	of outstanding options,	price of outstanding	equity compensation plans
	warrants and rights	options, warrants and rights	(excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	3,495,000	$0.90	12,143,334

Equity compensation plans not approved by security holders	7,122,774	0.88	-

Total	10,617,774	$0.89	12,143,334

The table above reflects the status of the Company's equity compensation plans as of March 31, 2008.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the number of shares of our common stock beneficially owned on June 20, 2008 by:

o each person who is known by us to beneficially own 5% or more of our common stock;

o each of our directors and executive officers; and

o all of our directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is Hudson Holding Corporation, 111 Pavonia Avenue, Suite 1500A, Jersey City, New Jersey 07310.

	Number of Shares Beneficially	Percentage of Shares
Name and Address of Beneficial Owner	Owned (1)	Beneficially Owned (2)

Directors and Executive Officers:

Martin C. Cunningham	5,003,565	11.1%

Keith R. Knox	3,353,565	7.4%

Mark Leventhal	3,848,565	8.5%

Peter J. Zugschwert (3)	349,356	*

Joanne V. Landau (3)	135,000	*

Carmine V. Chiusano (3)	135,000	*

Mark Bisker (4)	183,333	*

All executive officers and directors as a group (7 persons)	13,008,384	28.5%

Other 5% or Greater Stockholders:

Kenneth D. Pasternak (5)	9,081,789	19.8%

Steven L. Winkler (6)	4,383,564	9.7%

South Ferry #2 LP (7)	3,375,000	7.3%

Seaport Hudson LLC (8)	12,000,000	24.4%

* Less than 1% of outstanding shares

(1) Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person.

(2) Based upon 45,125,185 shares of our common stock outstanding on June 20, 2008.

(3) Includes 35,000 shares of Common Stock issuable upon exercise of Stock options to these directors

(4) Includes 83,333 shares of Common Stock issuable upon exercise of stock options to this director

(5) Includes 833,335 shares of Common Stock issuable upon exercise of Warrants. The address for Mr. Pasternak is 111 E. Saddle River Road, Saddle River, N.J. 07458.

(6) Mr. Winkler is employed by Hudson Securities, Inc., a wholly-owned subsidiary of Hudson Holding Corporation, as Nasdaq Trading Manager.

(7) Includes 1,125,000 shares of common stock issuable upon exercise of warrants. Aaron Wolfson and Abraham Wolfson are the General Partners of South Ferry #2 LP, however, all of the voting and dispositive power over South Ferry #2’s portfolio has been delegated to Morris Wolfson, its portfolio manager. Aaron Wolfson, Abraham Wolfson and Morris Wolfson each disclaim beneficial ownership over the shares owned by South Ferry #2 LP. The address for South Ferry #2 LP is One State Street Plaza, 29th Floor, New York, New York 10004.

(8) Includes 4,000,000 shares of Common Stock issuable upon exercise of Warrants. Seaport Hudson LLC is not otherwise affiliated with Hudson Holding Corporation or its subsidiaries. The address for Seaport Hudson LLC is c/o The Seaport Group LLC, 360 Madison Avenue, 22nd Floor, New York, NY 10017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Chief Technology Officer (as a consultant) and Director (since September 2007) of Hudson, was the Chief Executive Officer and a Director of a consulting firm that provided information technology management and software development services to the Company and its affiliates, an entity in which he held a 31.5% ownership interest, until November 29, 2007 when the consulting firm was sold to a third party. Through November 29, 2007, services valued at $235,064 were provided to the Company and its affiliates by this consulting firm during the year ended March 31, 2008. Of these amounts, none remained unpaid as of March 31, 2008. Mr. Bisker received, and continues to receive, compensation from the independent firms, which provide technology consulting services to the Company.

Three of our seven directors are considered "independent" under the SEC's new independence standards.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered was $136,000 and $142,697 for the audits of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2008 and 2007, respectively, which services include the cost of the audits of the consolidated financial statements included in the Company’s annual Forms 10-K for each respective year and the reviews of the related quarterly Form 10-QSB’s.

Audit-Related Fees

The principal accountant billed $11,200 related to the review of a registration statement, the review of a response to an SEC comment letter and Sarbanes-Oxley project discussions during the fiscal year ended March 31, 2008 and $7,600 related to the review of a registration statement during the fiscal year ended March 31, 2007.

Tax Fees

For the years ended March 31, 2008 and 2007, the principal accountant billed $29,750 and $54,500, respectively, for tax compliance. The billing for the fiscal year ended March 31, 2007 included services related to tax returns for three periods.

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

Item 15. Exhibits, Financial Statement Schedules

(1) Consolidated Financial Statements.
See Table of Contents to Consolidated Financial Statements.

(2) Financial Statement Schedules.
See Table of Contents to Consolidated Financial Statements.

(3) Exhibits
See below.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 13, 2005, among Health Outcomes Management, Inc. and Hudson Holding Corporation (1)

2.2	Agreement and Plan of Merger, dated December 22, 2004, among Health Outcomes Management, Inc., Hudson Acquisition Inc. and Hudson Securities, Inc. (2)

3.1	Certificate of Incorporation of Hudson Holding Corporation (1)

3.2	Bylaws of Hudson Holding Corporation (1)

4.1	Rights of Dissenting Shareholders (1)

4.2	Form of Warrant (3)

4.3	Warrant to purchase shares of common stock in the Company, issued to Investor, dated as of June 20, 2008 (10)

10.1	Subscription Agreement, dated January 10, 2006, between Kenneth Pasternak and Hudson Holding Corporation (4)

10.2	2005 Stock Option Plan (1)

10.3	Form of Securities Purchase Agreement (3)

10.4	Form of Registration Rights Agreement (3)

10.5	Employment Agreement, effective as of January 1, 2007, by and between Hudson Holding Corporation and Martin C. Cunningham (5)

10.6	Employment Agreement, effective as of January 1, 2007, by and between Hudson Holding Corporation and Keith R. Knox (5)

10.7	Audit Committee Charter (6)

10.8	Compensation Committee Charter (6)

10.9	Nominating and Corporate Governance Committee Charter (6)

10.10	Complaint Procedures for Accounting, Internal Accounting Control, and Auditing Matters (6)

10.11	2007 Long-Term Incentive Plan (7)

10.12	Employment Agreement, effective as of November 28, 2007, by and between Hudson Securities, Inc. and Vincent Pelosi (8)

10.13	Employment Agreement, effective as of November 28, 2007, by and between Hudson Securities, Inc. and Dana Pascucci (8)

10.14	Employment Agreement, effective as of January 10, 2008, by and between Hudson Securities, Inc. and David Scialabba (9)

10.15	Amendment No. 1 to the Employment Agreement, dated as of May 19, 2008, by and between Hudson Holding Corporation and Martin C. Cunningham

10.16	Amendment No. 1 to the Employment Agreement, dated as of May 19, 2008, by and between Hudson Holding Corporation and Keith R. Knox

10.17	Securities Purchase Agreement, entered into by and between the Company and Investor, dated as of June 20, 2008 (10)

10.18	Form of Registration Rights Agreement, entered into by and between the Company and Investor, dated as of June 20, 2008 (10)

14	Code of Business Conduct and Ethics and Compliance Program (6)

21	Subsidiaries of Hudson Holding Corporation

23.1	Consent of Eisner LLP

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Press Release No. 1 Related to Hudson Holding Corporation's Earnings for the Year Ended March 31, 2008

99.2	Press Release No. 2 Related to Hudson Holding Corporation's Earnings for the Year Ended March 31, 2008

* These Exhibits attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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

(7) Incorporated by reference to the exhibits included with our Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 20, 2007.

(8) Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on December 4, 2007.

(9) Incorporated by reference to the exhibits included with our Form 10-QSB filed with the SEC on February 14, 2008.

(10) Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 24, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON HOLDING CORPORATION

Dated: June 26, 2008	By: /s/ Martin C. Cunningham
Martin C. Cunningham
Chairman of the Board
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 26, 2008	By: /s/ Keith R. Knox
Keith R. Knox
President, Secretary and Director
(Principal Financial and Accounting Officer)

Signatures	Title	Date

/s/ Martin C. Cunningham	Chairman of the Board,	June 26, 2008
Martin C. Cunningham	Chief Executive Officer and Director
(principal executive officer)

/s/ Keith R. Knox	President, Secretary and Director	June 26, 2008
Keith R. Knox	(principal financial and accounting officer)

/s/ Mark Leventhal	Executive Vice President and Director	June 26, 2008
Mark Leventhal

/s/ Mark Bisker	Director	June 26, 2008
Mark Bisker

/s/ Peter J. Zugschwert	Director	June 26, 2008
Peter J. Zugschwert

/s/ Joanne V. Landau	Director	June 26, 2008
Joanne V. Landau

/s/ Carmine V. Chiusano	Director	June 26, 2008
Carmine V. Chiusano

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Hudson Holding Corporation

We have audited the consolidated statements of financial condition of Hudson Holding Corporation (the "Company") and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson Holding Corporation as of March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years ended March 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP

New York, New York
June 26, 2008

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
	2008	2007
ASSETS

Cash and cash equivalents	$6,172,348	$5,112,275
Cash-restricted	245,505	235,837
Receivable from clearing broker	2,475,575	945,031
Securities owned, at fair value	2,423,257	14,188,748
Income taxes receivable	419,041	613,266
Furniture, equipment, capitalized software and leasehold improvements, net	959,733	478,077
Deferred tax assets	705,000	79,000
Other assets	409,289	269,873
Prepaid compensation	2,402,611	-
Goodwill	1,111,179	1,111,179
	$17,323,538	$23,033,286

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Securities sold, but not yet purchased, at fair value	$2,778,081	$8,266,395
Commissions payable	1,070,511	628,088
Accrued expenses and other liabilities	1,399,548	875,288

Total liabilities	5,248,140	9,769,771

Commitments and contingencies (Note J)

Stockholders' equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,086,851 shares issued (includes 8,361,666 unvested restricted shares) and 36,725,185 shares outstanding	36,725	36,725
Additional paid-in capital	12,631,300	12,217,127
(Accumulated deficit) retained earnings	(592,627)	1,009,663

Total stockholders' equity	12,075,398	13,263,515

	$17,323,538	$23,033,286

See notes to these consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2008	2007

Revenues:
Trading gains, net	$15,541,702	$17,924,177
Commissions and fees	10,070,068	2,665,437
Interest and other income	1,157,073	261,905

	26,768,843	20,851,519

Expenses:
Salaries and related costs	5,266,839	3,457,888
Commissions, execution and clearing charges	14,781,058	10,461,863
Communications	5,012,413	4,450,497
Occupancy	1,388,005	1,215,463
Professional fees	1,063,603	549,792
Business development	729,043	393,850
Other	1,100,451	794,704

	29,341,412	21,324,057

Loss before income tax benefit	(2,572,569)	(472,538)
Income tax benefit	(970,279)	(89,430)

Net loss	$(1,602,290)	$(383,108)

Loss per share - basic and diluted	$(0.04)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	36,725,185	30,393,959

See notes to these consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance, March 31, 2006	27,149,860	$27,150	$6,672,761	$1,392,771	$8,092,682

Sale of common stock and warrants	9,575,325	9,575	5,471,123	-	5,480,698

Stock-based compensation - employees	-	-	55,843	-	55,843

Stock-based compensation - directors	-	-	17,400	-	17,400

Net loss	-	-	-	(383,108)	(383,108)

Balance, March 31, 2007	36,725,185	$36,725	$12,217,127	$1,009,663	$13,263,515

Stock-based compensation - employees	-	-	161,232	-	161,232

Stock-based compensation - directors	-	-	15,000	-	15,000

Stock-based compensation - consultants	-	-	8,405	-	8,405

Restricted stock grants - employees	-	-	229,536	-	229,536

Net loss	-	-	-	(1,602,290)	(1,602,290)

Balance, March 31, 2008	36,725,185	$36,725	$12,631,300	$(592,627)	$12,075,398

See notes to these consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2008	2007

Cash flows from operating activities:

Net loss	$(1,602,290)	$(383,108)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	292,274	141,947
Stock-based compensation	414,173	73,243
Commissions receivable reserve provision	152,360	160,269
Prepaid compensation amortization	616,389	-
Deferred rent	125,322	78,030
Deferred taxes	(626,000)	44,000
Changes in:
Receivable from clearing broker	(1,530,544)	3,921,519
Securities owned	11,765,491	(10,453,351)
Prepaid compensation	(3,019,000)	-
Income taxes receivable/payable	194,225	(1,194,800)
Commissions receivable	(152,360)	(160,269)
Other assets	(139,416)	107,757
Securities sold, but not yet purchased	(5,488,314)	7,847,807
Commissions payable	442,423	(566,055)
Accrued expenses and other liabilities	398,938	218,336

Net cash provided by (used in) operating activities	1,843,671	(164,675)

Cash flows from investing activities:
Purchases of furniture and equipment, capitalized software and leasehold improvements	(773,930)	(444,460)

Cash subject to restrictions	(9,668)	(235,837)

Net cash used in investing activities	(783,598)	(680,297)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	-	5,480,698

Net cash provided by financing activities	-	5,480,698

Net increase in cash	1,060,073	4,635,726
Cash and cash equivalents - beginning of year	5,112,275	476,549

Cash and cash equivalents - end of year	$6,172,348	$5,112,275

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$5,500	$1,114,060

Non-cash operating activities:
Commissions and note receivable written-off against reserve	$227,782	$137,521

See notes to these consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Hudson Holding Corporation ("Holding") and its wholly-owned subsidiaries, Hudson Securities, Inc. ("Hudson") and Hudson Technologies, Inc. (“Technologies”) (collectively the "Company"). Holding was formed in 1987, is currently incorporated in the State of Delaware, and is a holding company. Hudson was formed in 1984, is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority ("FINRA"). Hudson is a market maker specializing in providing liquidity in less liquid, difficult to trade stocks. Hudson is an introducing broker and clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. As of March 31, 2008, Technologies had total assets of $775,456 and for the years ended March 31, 2008 and 2007, Technologies had revenues of $140,841 and $62,281 and net income (loss) of $(9,005) and $19,950, respectively. All significant intercompany transactions among the companies have been eliminated. The Company has offices in New Jersey and Florida.

On June 30, 2004, an investor group purchased all of the outstanding common stock of the broker-dealer which was the predecessor to Hudson for a purchase price of approximately $7,136,000. As a result, the predecessor broker-dealer recorded goodwill of approximately $1,111,000, which represented the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed.

On July 21, 2004, the predecessor broker-dealer formed a wholly-owned subsidiary named Hudson Capital Markets, Inc. ("HCMI"), which was organized in the state of Delaware. HCMI was authorized to issue 30,000,000 shares of common stock with a par value of $.001 per share. On July 31, 2004, the predecessor broker-dealer was merged into HCMI, with HCMI becoming the survivor ("HCMI Merger") and the name was changed to Hudson Securities, Inc. In connection with this merger, the stockholders of the predecessor broker-dealer received 83,333.33 shares of Hudson for each share of the predecessor broker-dealer shares owned. The historical capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by HCMI in the HCMI Merger, while the predecessor broker-dealer historical retained earnings were carried forward.

In December 2004, Hudson entered into an agreement and Plan of Merger (the "Agreement") with Health Outcomes Management, Inc. ("HOM"), a non-operating public company. On May 3, 2005, under the terms of the Agreement, Hudson’s stockholders exchanged all 10,967,000 shares of their common stock for 19,334,084 post reverse-split shares of HOM common stock, and Hudson’s warrant holders exchanged 998,667 warrants with an exercise price of $1.85 for 1,760,590 post reverse-split warrants to purchase HOM common stock at $1.0494 per share (the "Exchange"). The HOM shares that were issued represent 94% of HOM's outstanding interest at the time of this exchange. In connection with the legal form of this transaction, Hudson became a wholly owned subsidiary of HOM. On September 6, 2005 HOM was reincorporated in Delaware, and changed its name to Hudson Holding Corporation. For financial reporting purposes, the Exchange represents a capital transaction of Hudson Securities, Inc., or a "reverse merger" rather than a business combination. Accordingly, the historical stockholders equity of Hudson Securities, Inc. was adjusted to give effect to the shares cancelled in connection with the HOM Merger, while the historical retained earnings were carried forward. On March 2, 2007, the Company issued 10,966,999 shares of common stock to Hudson.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Securities transactions:

Hudson records transactions in securities and the related revenue and expenses on a trade-date basis. Commissions and fees include agency commissions and fees earned on riskless principal trades. Riskless principal trades are transacted through the firm’s proprietary account with a customer order in hand, resulting in no market risk to the firm. Securities owned and securities sold, but not yet purchased, are stated at fair value with any resulting unrealized gains and losses reflected in trading gains, net. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management. Because of the inherent uncertainty of valuation estimates, the management determined values may differ significantly from values that would have been used had a ready market for these securities existed and the differences could be material.

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

During April 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of approximately $536,672 represents software in service which is being amortized over its estimated useful life and is being carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of March 31, 2008. In addition, $87,781 of unamortized capitalized software development costs represents software that is still in development and is not being amortized.

[4] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reporting period. Actual results could differ from those estimates.

[5] Concentrations of credit risk:

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

[6] Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. Restricted cash represents an automatically renewable, fourteen month time deposit which collateralizes a letter of credit (see Note J [3]).

[7] Goodwill

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, by applying a fair value based test. The Company reviews goodwill for impairment annually, during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the Hudson level, generally by using the market capitalization of the Company as an indicator of fair value, since Hudson currently represents the most significant component of the consolidated entity. Impairment is potentially indicated when the carrying value of Hudson, including goodwill, exceeds its fair value. If a potential impairment is indicated, the fair value of Hudson would be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of Hudson’s goodwill. If that fair value was less than the carrying value of goodwill, impairment would be recorded. As a result of its assessment, the Company has determined that no such potential impairment was indicated during the year ended March 31, 2008.

[8] Commissions receivable reserve:

Commissions receivable represent cumulative draws and benefits provided to traders and salespersons in excess of cumulative commissions earned. The Company will collect these receivables if future earned commissions exceed future draws and benefits. The Company establishes reserves as an offset to the receivable balance on the basis of historical collections and estimates of future collections. As of March 31, 2008, the Company had $84,847 of commissions receivable offset by a reserve of the same amount.

[9] Stock based compensation:

Commencing with the first issuance of stock options on May 26, 2006, the Company accounts for stock options issued under the recognition and measurement principles of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Under the provisions of SFAS 123(R), the Company is required to measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for non-employees, the award is generally remeasured on interim financial reporting dates until the service period is complete, in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, goods or Services”. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

[10] Reclassifications:

Certain fiscal 2007 amounts have been reclassified to conform with the fiscal 2008 presentation.

[11] Loss per share:

Basic loss per share ("EPS") has been calculated by dividing net loss by the weighted average shares of common stock outstanding during the year. Diluted EPS reflects the change in EPS, using the treasury stock method to reflect the impact of common share equivalents as if dilutive securities such as stock options or warrants were exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the years ended March 31, 2008 and 2007:

	Year Ended
	March 31, 2008		March 31, 2007
	Numerator/ Net Loss	Denominator/ Shares	Numerator/ Net Loss	Denominator/ Shares

Net loss and shares used in basic calculation	$(1,602,290)	36,725,185	$(383,108)	30,393,959

Effect of dilutive securities	-	-	-	-

Net loss and shares used in diluted calculation	$(1,602,290)	36,725,185	$(383,108)	30,393,959

Loss per share - basic and diluted	$(0.04)		$(0.01)

At March 31, 2008, 8,361,666 shares of unvested restricted stock, outstanding stock options to purchase 3,495,000 shares of common stock and warrants to purchase 7,122,774 shares of common stock were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.

[12] Recently issued accounting standards:

In June 2006,  the Financial Accounting Standards Board (“FASB”) issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN 48"),  for which adoption was required for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. The Company adopted this interpretation effective April 1, 2007. The adoption did not have any effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 requires the use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for the Company’s financial statements issued for the fiscal year beginning April 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on the Company's financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Company’s fiscal year beginning April 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, companies will be required to report noncontrolling interests as a separate component of stockholders’ equity. Companies will also be required to present net income allocable to noncontrolling interests and net income attributable to stockholders separately in their statements of income. Currently, minority interests are reported as a liability or temporary equity on the balance sheet and the related income attributable to the minority interests is reflected as an expense in arriving at net income (loss). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company does not currently have any noncontrolling interests in subsidiaries. SFAS 160 would only have an impact on subsequent acquisitions of noncontrolling interests.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (SFAS 141R), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time management is evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

NOTE C - RECEIVABLE FROM CLEARING BROKER

At March 31, 2008, the receivable from clearing broker amount in the consolidated statement of financial condition represents the Company's cash balance with its clearing broker.

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at March 31, 2008 and 2007 consist of:

	2008	2007
Securities Owned:

Equity securities - marketable at fair value	$2,423,257	$14,188,748
Equity securities - not readily marketable, at estimated fair value	-	-

Equity securities - total	$2,423,257	$14,188,748

Securities Sold, but not yet Purchased:

Equity securities - marketable at fair value	$2,661,629	$8,266,395
Equity securities - not readily marketable, at estimated fair value	116,452	-

Equity securities - total
	$2,778,081	$8,266,395

NOTE E – PREPAID COMPENSATION

During the year ended March 31, 2008, Hudson has loaned $3,019,000 to employees as an incentive for affiliating with the Company. The employees signed employment agreements and promissory notes with Hudson bearing interest at rates ranging from 4% to 5%. The employment agreements specify that Hudson will forgive the loans, or a portion thereof, if the employees remain employed with Hudson for a certain duration. The loans are being amortized on a straight-line basis over the period specified in the employment agreement. Loan amortization charged to salaries and related costs in the statements of operations was $616,389 for the year ended March 31, 2008.

NOTE F - FURNITURE, EQUIPMENT, CAPITALIZED SOFTWARE AND LEASEHOLD IMPROVEMENTS

A summary of the furniture, equipment, and leasehold improvement activity is as follows:

	Furniture & Equipment	Leasehold Improvements	Software	Total

Balance, March 31, 2007	$2,126,367	$113,005	$218,000	$2,457,372
Additions	217,135	28,349	528,446	773,930
Disposals	(1,701,872)	(45,781)	-	(1,747,653)

Balance, March 31, 2008	$641,630	$95,573	$746,446	$1,483,649

A summary of the accumulated depreciation activity is as follows:

	Furniture & Equipment	Leasehold Improvements	Capitalized Software	Total

Balance, March 31, 2007	$1,941,907	$37,387	$-	$1,979,295
Depreciation	135,871	34,409	121,993	292,274
Disposals	(1,701,872)	(45,781)	-	(1,747,653)

Balance, March 31, 2008	$375,907	$26,016	$121,993	$523,916

NOTE G - STOCKHOLDERS' EQUITY

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

The Company’s net proceeds from the private placement were $5,480,698, after deducting the placement agent cash commission plus $32,185 of legal fees and $2,500 of transfer agent fees associated with the private placement.

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

A summary of the Company's warrants and related information for the years ended March 31, 2008 and 2007 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding at March 31, 2006	1,760,590	$1.0494

Granted	5,362,184	0.8232
Exercised	-	-

Outstanding at March 31, 2007	7,122,774	$0.8791

Granted	-	-
Exercised	-	-

Outstanding at March 31, 2008	7,122,774	$0.8791

Weighted average remaining months of contractual life at March 31, 2008	38

[3] Stock plans:

The 2005 Stock Option Plan (the "2005 Plan"), which was approved by the Hudson Board on June 8, 2005 and by Hudson’s shareholders on July 26, 2005, provides for the granting of incentive and/or nonqualified stock options to purchase up to an aggregate of 2,000,000 shares of Hudson’s common stock. The 2007 Long-Term Incentive Compensation Plan (the "2007 Plan"), which was approved by the Hudson Board on June 28, 2007 and by Hudson’s shareholders on August 14, 2007, provided for the granting of incentive and/or nonqualified stock options, stock appreciation rights, restricted stock awards, performance units and performance bonuses to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock. A 12,000,000 share increase to the authorized shares of the 2007 Plan, to 22,000,000 shares, was approved by the Hudson Board on February 13, 2008 and by a majority of Hudson’s shareholders on March 4, 2008. Under both plans (collectively the “Plans”), (1) awards may be granted to employees, consultants, independent contractors, officers and directors; (2) the maximum term of any award shall be ten years from the date of grant; (3) the exercise price of any award shall not be less than the fair value on the date of grant; and (4) awards will typically result in the issuance of new common shares.

[4] Stock option grants:

The Company recognized $161,232 and $55,843 of compensation expense during the years ended March 31, 2008 and 2007, respectively, related to employee stock option grants, which is reflected as salaries and related costs in the Statement of Operations. As of March 31, 2008, there was $356,309 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.7 years.

In addition, the Company recognized $15,000 and $17,400 during the years ended March 31, 2008 and 2007, respectively, of professional fees expense in the consolidated condensed statement of operations, related to immediately vested director stock option grants.

On May 2, 2007, the Company granted options to a consultant to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $0.80 per share under the 2005 Plan. The options, which expire on November 2, 2010, vest equally on each of the first three anniversaries of the date of grant. Consultant options are revalued based on the Black-Scholes option pricing model on financial reporting dates during the service period. The Company recognized stock-based compensation expense of $8,405 as professional fees expense for the year ended March 31, 2008. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting dates.

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

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For the year ended March 31, 2008	For the year ended March 31, 2007
Risk free interest rate	3.45%	4.82%
Expected term (years)	2.0	2.5
Expected volatility	65%	65%
Expected dividends	—	—

The weighted average estimated fair value of the stock options granted during the years ended March 31, 2008 and 2007 was $0.10 and $0.38 per share, respectively.

As of March 31, 2006, the Company had not issued any options under the Plans. A summary of the status of the options issued under the Plans during the years ended March 31, 2008 and 2007, is presented in the table below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance, March 31, 2006	-	$-
Granted	1,540,000	1.00
Exercised	-	-
Forfeited	(185,000)	1.01
Balance, March 31, 2007	1,355,000	1.00
Granted	2,240,000	0.86
Exercised	-	-
Forfeited	(100,000)	1.18
Balance, March 31, 2008	3,495,000	$0.90	2.8	$27,050

Exercisable, March 31, 2008	513,337	$0.91	2.6	$7,500

The following table presents information related to stock options at March 31, 2008:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.35	110,000	-	-
0.40	75,000	4.3	75,000
0.49	305,000	-	-
0.80	250,000	-	-
0.90	450,000	2.3	149,998
1.00	2,225,000	2.1	241,671
1.15	30,000	3.4	30,000
1.46	50,000	1.7	16,668
	3,495,000		513,337

[5] Restricted stock grants:

The Company recognized $229,536 during the year ended March 31, 2008 of compensation expense related to employee restricted stock option grants, which is reflected as salaries and related costs in the consolidated statement of operations. As of March 31, 2008, there was $3,215,085 of unrecognized employee stock-based compensation expense related to restricted stock grants that will be amortized over a weighted average period of 3.6 years.

A summary of restricted stock activity for the year ended March 31, 2008 is presented in the table below:

Weighted
		Average	Total
	Number of	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Non-vested, March 31, 2007	-	$-	$-
Granted	8,361,666	0.39	3,250,350
Vested	-	-	-
Forfeited	-	-	-
Non-vested, March 31, 2008	8,361,666	$0.39	$3,250,350

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

The income tax provision (benefit) consists of the following:

	Years Ended March 31,
	2008	2007

Federal:
Current	$(413,599)	$(162,790)
Deferred	(424,500)	37,000

State and local:
Current	68,909	29,360
Deferred	(201,089)	7,000
	$(970,279)	$(89,430)

For the years ended March 31, 2008 and 2007, the expected tax expense based on the statutory rate is reconciled with actual tax expense as follows:

	Year Ended March 31,
	2008	2007

Expected tax expense	34.0%	34.0%
State income tax,
net of federal income tax effect	4.5	(1.3)
Non-deductible items	(2.1)	(7.3)
Other	1.3	(6.5)

Actual tax expense	37.7%	18.9%

The principal components of the net deferred tax asset at March 31, 2008 are as follows:

March 31,
2008
Deferred taxes:

Net operating loss carryforwards (Federal and State)	$290,000
State minimum tax carryforward credits	67,000
Reserve for commissions receivable and bad debts	55,000
Prepaid compensation amortization	252,000
Contributions carryforward deductions	17,000
Deferred rent	93,000
Stock-based compensation	193,000
Excess of tax over book basis of fixed assets	63,000

Total gross deferred tax assets	1,030,000
Excess of book over tax basis of capitalized software	(212,000)
Net deferred taxes before valuation allowance	818,000
Valuation allowance	(113,000)

Net deferred tax asset	$705,000

The Company files a consolidated federal income tax return, as well as state income tax returns in certain jurisdictions. Federal and state income tax returns, beginning with those filed for the ten months ended October 31, 2004 and the twelve months ended December 31, 2003, respectively, and through March 31, 2007, remain subject to exam. For the year ended March 31, 2008, the Company had approximately $1,603,000 of federal net operating losses (“NOLs”) of which (a) approximately $1,231,000 is eligible to be carried back against prior period taxable income and for which the Company has recognized approximately $419,000 of current income tax receivables; plus (b) approximately $372,000 represent federal NOL carryforwards which expire in 2028. In addition, the Company has approximately $2,763,000 of state NOL carryforwards, which expire in 2011, 2013 and 2014. A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has not determined that it was more likely than not that the future tax benefits will be realized. During the year ended March 31, 2008, the valuation allowance increased by $41,500.

NOTE I - SALARY REDUCTION RETIREMENT PLAN

The Company sponsors a 401(k) Savings Plan (the "Savings Plan") which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable per the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended March 31, 2008 and 2007, the Company made no matching contributions.

NOTE J - COMMITMENTS AND CONTINGENCIES:

[1] Leases

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

As of March 31, 2008, the Company had a deferred lease liability of $233,764 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments and is included in accrued expenses and other liabilities on the statement of financial condition.

Future minimum commitments related to non-cancelable operating leases as of March 31, 2008 are as follows:

Years Ended	Office	Equipment
March 31,	Leases	Leases	Total

2009	$489,000	$78,000	$567,000
2010	559,000	12,000	571,000
2011	487,000	6,000	493,000
2012	551,000	-	551,000
2013	235,000	-	235,000

	$2,321,000	$96,000	$2,417,000

Rent expense, net of sublease income, was approximately $1,388,000 and $1,215,000 for the years ended March 31, 2008 and 2007, respectively.

[2] Employment agreements:

On January 4, 2007, Hudson entered into five year employment agreements, effective as of January 1, 2007, with Mr. Martin C. Cunningham and Mr. Keith R. Knox, whereby each will continue in their present positions, Chief Executive Officer and President, respectively. Mr. Cunningham and Mr. Knox are key employees of the Company and these employment agreements are deemed to be commitments of the Company. The agreements, as amended, provide that each shall receive a salary of $200,000 per year, plus a formula-based annual bonus. In addition, the Company entered into a two year employment agreement with another key employee, effective as of December 1, 2006, which provides that the employee shall receive a salary of $150,000 per year.

The Company has outstanding employee loan commitments of $1,750,000, which were provided as an incentive for affiliating with the Company and will be funded in installments between May and September 2008. Employee loans are evidenced by promissory notes, bear interest at rates of 4-5%, are forgiven over contractual service periods and are amortized on a straight-line basis over the same service period.

Future minimum salary commitments pursuant to these employment agreements are as follows:

Years Ended
March 31,

2009	$2,250,000
2010	400,000
2011	400,000
2012	300,000

$3,350,000

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

[4] Contingencies:

The Company has been named as a defendant in various actions relating to its activities as a broker-dealer including a civil action and a regulatory investigation. On May 5, 2008, Hudson received a letter from FINRA alleging a failure to supervise and implement written supervisory procedures related to trading and market making and anti-money laundering rules. There is no indication of what amount of fines or sanctions FINRA may demand in connection with these allegations. On June 16, 2008, Hudson submitted a response to FINRA. Hudson intends to contest this matter vigorously. From time to time, the Company is also involved in arbitrations and proceedings by self-regulatory organizations. Although the ultimate outcome of these matters involving the Company cannot be predicted with certainty, management believes it has meritorious defenses to all such actions and intends to defend each of these actions vigorously. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company’s management, the ultimate resolution of such actions against the Company will have no material adverse effect on the Company's financial condition.

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

At March 31, 2008, Hudson had net capital of $4,870,737 under the alternative method, which was $3,870,737 in excess of its required net capital of $1,000,000.

NOTE L - RELATED PARTY TRANSACTIONS

Mark Bisker, Chief Technology Officer (as a consultant) and Director (effective September 2007) of the Company, was the Chief Executive Officer and a Director of a consulting firm that provides information technology management and software development services to the Company, an entity in which he held a 31.5% ownership interest, until November 29, 2007 when the consulting firm was sold to a third party. During his term as a Director and through November 29, 2007, services valued at $235,064 were provided to the Company by this consulting firm, most of which has been capitalized as internally developed software and has been fully paid as of March 31, 2008 (see Note B[3]).

NOTE M - SUBSEQUENT EVENTS

[1] June 2008 private placement:

On June 20, 2008, the Company closed on a private placement of $4 million of securities, with net proceeds to Holding of $3.9 million after deducting offering costs. In connection with the private placement, the Company issued 8,000,000 shares of common stock and delivered a warrant to purchase an aggregate of 4,000,000 shares of our common stock. The warrant entitles the holder to purchase shares of the Company’s common stock for a period of five years from the date of issuance at an exercise price of $0.75 per share.

[2] Stock option grants:

On May 6, May 19, and June 2, 2008, the Company granted options to purchase an aggregate of 1,365,000 shares of common stock at exercise prices ranging from $0.60 to $0.75 to new and existing employees, pursuant to the 2007 Plan. The options expire after three and a half years. The $201,050 grant date fair value will be amortized over the three year vesting period.

[3] Restricted stock grants:

On May 5, 2008, the Company granted 100,000 shares of immediately vested restricted stock to each of four non-employee directors, pursuant to the 2007 Plan, for a total of 400,000 shares at a market value of $0.41. Accordingly, the $164,000 grant date fair value of the grants will result in an immediate charge to the statement of operations, pursuant to SFAS 123(R).