Form 10-Q
period 2008-06-30
HUDSON HOLDING CORP
filed 2008-08-12
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

(Former name and former address, if changed since last report)

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

As of August 8, 2008, there were 45,125,185 shares of the issuer’s common stock outstanding.

HUDSON HOLDING CORPORATION

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Consolidated Condensed Statements of Financial Condition as of June 30, 2008 (Unaudited) and March 31, 2008	1

Consolidated Condensed Statements of Operations for the Three Months Ended June 30, 2008 and 2007 (Unaudited)	2

Consolidated Condensed Statements of Stockholders’ Equity for the Three Months Ended June 30, 2008 (Unaudited)	3

Consolidated Condensed Statements of Cash Flows for the Three Months Ended June 30, 2008 and 2007 (Unaudited)	4

Notes to Consolidated Condensed Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	20

ITEM 4. Controls and Procedures.	20

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

ITEM 3. Defaults Upon Senior Securities.	22

ITEM 4. Submission of Matters to a Vote of Security Holders.	22

ITEM 5. Other Information.	22

ITEM 6. Exhibits.	23

Signatures.	24

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

	June 30,	March 31,
	2008	2008
	(unaudited)
ASSETS

Cash and cash equivalents	$5,086,709	$6,172,348
Cash - restricted	247,489	245,505
Receivable from clearing broker	5,600,584	2,475,575
Securities owned, at fair value	3,882,203	2,423,257
Income taxes receivable	419,040	419,041
Furniture, equipment, capitalized software and leasehold improvements, net	1,056,960	959,733
Deferred tax assets	1,224,000	705,000
Other assets	524,078	409,289
Prepaid compensation	2,519,236	2,402,611
Goodwill	1,111,179	1,111,179

	$21,671,478	$17,323,538

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Securities sold, but not yet purchased, at fair value	$3,291,282	$2,778,081
Commissions payable	1,046,186	1,070,511
Accrued expenses and other liabilities	1,714,567	1,399,548

Total liabilities	6,052,035	5,248,140

Commitments and contingencies (Note G)

Stockholders' equity:

Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value; 100,000,000 shares authorized;
53,486,851 shares issued (includes 8,361,666 unvested restricted shares) and 45,125,185 shares outstanding at June 30, 2008, and 45,086,851 shares issued (includes 8,361,666 unvested restricted shares) and 36,725,185 shares outstanding at March 31, 2008	45,125	36,725
Additional paid-in capital	17,009,599	12,631,300
Accumulated deficit	(1,435,281)	(592,627)

Total stockholders' equity	15,619,443	12,075,398

	$21,671,478	$17,323,538

See notes to these consolidated condensed financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended June 30,
	2008	2007
Revenues:
Commissions and fees	$4,245,453	$905,526
Trading gains, net	3,517,887	5,397,962
Interest and other income	300,353	121,913

	8,063,693	6,425,401

Expenses:
Salaries and related costs (1)	2,161,560	1,130,459
Commissions, execution and clearing charges	4,461,577	3,286,916
Communications	1,371,365	1,235,172
Occupancy	277,257	366,461
Professional fees (2)	573,514	268,830
Business development	204,147	136,856
Other	340,140	196,016

	9,389,560	6,620,710

Loss before income tax benefit	(1,325,867)	(195,309)
Income tax benefit	(483,213)	(39,891)

Net loss	$(842,654)	$(155,418)

Loss per share – basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	37,942,768	36,725,185

	Three Months Ended June 30,
	2008	2007
(1) Includes the following amounts related to the
recruitment and retention of employees:

Stock-based compensation	$261,037	$45,341
Recruitment incentives	583,375	-
	$844,412	$45,341

(2) Includes the following amounts related to the
retention of directors and consultants:

Stock-based compensation	$166,292	$-
	$166,292	$0

See notes to these consolidated condensed financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2008	36,725,185	$36,725	$12,631,300	$(592,627)	$12,075,398

Option grants - consultants	-	-	2,292	-	2,292

Option grants - employees	-	-	51,220	-	51,220

Restricted stock grants - employees	-	-	209,817	-	209,817

Stock grants - directors	400,000	400	163,600	-	164,000

Issuance of common stock and warrants	8,000,000	8,000	3,951,370	-	3,959,370

Net loss	-	-	-	(842,654)	(842,654)

Balance, June 30, 2008 (unaudited)	45,125,185	$45,125	$17,009,599	$(1,435,281)	$15,619,443

See notes to these consolidated condensed financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(842,654)	$(155,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,117	48,599
Stock-based compensation	427,329	45,341
Commissions receivable reserve provision	25,462	63,610
Prepaid compensation amortization	583,375	-
Deferred rent	7,029	10,090
Deferred taxes	(519,000)	(25,000)
Changes in:
Receivable from clearing broker	(3,125,009)	(7,361,410)
Securities owned	(1,458,946)	5,061,535
Prepaid compensation	(700,000)	-
Income taxes receivable	-	(21,084)
Commissions receivable	(25,462)	(63,610)
Other assets	(114,789)	(47,597)
Securities sold, but not yet purchased	513,201	(1,740,872)
Commissions payable	(24,325)	(46,506)
Accrued expenses and other liabilities	307,991	125,963

Net cash used in operating activities	(4,837,681)	(4,106,359)

Cash flows from investing activities:
Purchase of furniture, equipment, capitalized software and leasehold improvements	(205,344)	(181,384)
Cash subject to restrictions	(1,984)	-

Net cash used in investing activities	(207,328)	(181,384)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	3,959,370	-
Net cash provided by financing activites	3,959,370	-

Net decrease in cash and cash equivalents	(1,085,639)	(4,287,743)
Cash and cash equivalents - beginning of period	6,172,348	5,112,275

Cash and cash equivalents - end of period	$5,086,709	$824,532

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$5,500

See notes to these consolidated condensed financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated condensed financial position of Hudson Holding Corporation (“Holding”) as of June 30, 2008 and the consolidated condensed results of its operations and cash flows for the three month periods ended June 30, 2008 and 2007. The results of operations for the three month period ended June 30, 2008 are not necessarily indicative of the operating results for the full year. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated condensed financial statements and related disclosures for the year ended March 31, 2008 included in Holding’s Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of Holding, a holding company, and its wholly owned subsidiaries, namely Hudson Securities, Inc. (“Hudson”) and Hudson Technologies Inc. (“Technologies”) (collectively the “Company”). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority ("FINRA"). Hudson is a market maker specializing in providing liquidity in less liquid, difficult to trade stocks and is an introducing broker which clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. Technologies had total assets of $828,378 and $775,456 as of June 30 and March 31, 2008 and had revenues of $56,186 and $31,844 and net income (loss) of ($37,346) and $3,975 for the three months ended June 30, 2008 and 2007, respectively. The Company has offices in New Jersey and Florida.

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

During April 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Unamortized capitalized software development costs of approximately $624,623 and $536,672 represent software in service which is being amortized over its estimated useful life and is being carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Condensed Statement of Financial Condition as of June 30 and March 31, 2008, respectively. In addition, $94,921 and $87,781 of unamortized capitalized software development costs represents software that is still in development and is not being amortized as of June 30 and March 31, 2008, respectively.

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

The Company’s cash and cash equivalents consist of cash balances at one financial institution. The cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. The company also maintains accounts with its clearing broker. These accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation. The Company’s balances generally exceed these limits.

[7]	Goodwill:

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, by applying a fair value based test. The Company reviews goodwill for impairment annually, during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the Hudson level, generally by using the market capitalization of the Company as an indicator of fair value, since Hudson currently represents the most significant component of the consolidated entity. Impairment is potentially indicated when the carrying value of Hudson, including goodwill, exceeds its fair value. If a potential impairment is indicated, the fair value of Hudson would be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of Hudson’s goodwill. If that fair value was less than the carrying value of goodwill, impairment would be recorded. As a result of its assessment, the Company has determined that no such potential impairment was indicated during the year ended March 31, 2008 and there were no trigger events during the three months ended June 30, 2008.

[8]	Commissions receivable reserve:

Commissions receivable represent cumulative draws and benefits provided to traders and salespersons in excess of cumulative commissions earned. The Company will collect these receivables if future earned commissions exceed future draws and benefits. The Company establishes reserves as an offset to the receivable balance on the basis of historical collections and estimates of future collections. As of June 30 and March 31, 2008, the Company had $110,309 and $84,847, respectively, of commissions receivable offset by a reserve of the same amount.

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

[10]	Loss per share:

Basic loss per share ("EPS") has been calculated by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted EPS reflects the change in EPS, using the treasury stock method to reflect the impact of common share equivalents as if dilutive securities such as restricted stock, stock options or warrants were vested, exercised or converted into common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30, 2008		June 30, 2007
	Numerator/ Net Loss	Denominator/ Shares	Numerator/ Net Loss	Denominator/ Shares

Net loss and shares used in basic calculation	$(842,654)	37,942,768	$(155,418)	36,725,185
Effect of dilutive securities - options, restricted stock and warrants	-	-	-	-
Net loss and shares used in diluted calculation	$(842,654)	37,942,768	$(155,418)	36,725,185

Loss per share – basic and diluted	$(0.02)		$(0.00)

Potentially dilutive securities realizable from the vesting of restricted stock, the exercise of warrants and the exercise of options of 8,361,666, 11,122,774 and 4,800,000, respectively, for the three months ended June 30, 2008 and 0, 7,122,774 and 1,605,000, respectively, for the three months ended June 30, 2007, are excluded from the computation of diluted net (loss) earnings per share because the effect of their inclusion would have been anti-dilutive.

[11]	Recently issued accounting standards:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, companies will be required to report noncontrolling interests as a separate component of stockholders’ equity. Companies will also be required to present net income allocable to noncontrolling interests and net income attributable to stockholders separately in their statements of income. Currently, minority interests are reported as a liability or temporary equity on the balance sheet and the related income attributable to the minority interests is reflected as an expense in arriving at net income (loss). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company does not currently have any noncontrolling interests in subsidiaries. SFAS 160 would only have an impact on subsequent acquisitions of noncontrolling interests.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[11]	Recently issued accounting standards, continued:

In December 2007, the FASB issued SFAS 141R, “Business Combinations”, which replaces SFAS 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time management is evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of adoption of SFAS 162 on its financial statements.

NOTE C - RECEIVABLE FROM CLEARING BROKER

At June 30 and March 31, 2008, the receivable from clearing broker amounts in the consolidated condensed statements of financial condition represents the Company's cash balance with its clearing broker.

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at June 30 and March 31, 2008 consisted of:

	At June 30, 2008	At March 31, 2008
	(unaudited)
Securities Owned:

Equity securities – marketable at fair value	$3,882,203	$2,423,257
Equity securities – not readily marketable, at estimated fair value	-	-

Equity securities – total	$3,882,203	$2,423,257

Securities Sold, but not yet Purchased:

Equity securities – marketable at fair value	$3,291,282	$2,661,629
Equity securities – not readily marketable, at estimated fair value	-	116,452

Equity securities - total	$3,292,282	$2,778,081

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, continued

Fair Value Measurements

The Company adopted SFAS 157, "Fair Value Measurements," in the quarter ended June 30, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or developed by the Company. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1 —valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets. Financial instruments in this category generally include actively traded equity securities.

Level 2 —valued using the Black-Scholes option pricing model, discounted for restrictions on marketability. This model considers various assumptions, including time value, volatility factors and current market and contractual prices for the underlying financial instruments. Financial instruments in this category include certain corporate equities that are not actively traded or are otherwise restricted.

Level 3 — valuations derived from valuation techniques in which one or more significant inputs is not readily observable. Included in this category are certain corporate debt instruments, certain private equity investments, and certain commitments and guarantees.

As of June 30, 2008:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Equities	$3,882,203	$-	$-	$3,882,203
Total	$3,882,203	$-	$-	$3,882,203

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Equities	$3,291,282	$-	$-	$3,291,282
Total	$3,291,282	$-	$-	$3,291,282

The adoption of SFAS 157 did not have a material effect on the Company’s condensed consolidated financial statements.

In February 2008, FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. The Company believes that FSP FAS 157-2 will not have a material impact on the Company’s condensed consolidated financial statements.

Fair Value Option

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS 159 became effective April 1, 2008, however, the Company did not elect to apply the fair value option to any assets or liabilities that are not currently required to be measured at fair value.

NOTE E - PREPAID COMPENSATION

At June 30 and March 31, 2008, Hudson had $3,719,000 and $3,019,000 of outstanding loans to employees which were provided as an incentive for joining the Company. The employees signed employment agreements and promissory notes with Hudson bearing interest at rates ranging from 4% to 5%. The employment agreements specify that Hudson will forgive the loans and interest, or a portion thereof, if the employees remain employed with Hudson for a certain duration. The loans are being expensed on a straight-line basis over the periods specified in the employment agreements. Recruitment incentive expense charged to salaries and related costs in the Consolidated Condensed Statements of Operations were $583,375 and $0 for the three months ended June 30, 2008 and 2007.

NOTE F - STOCKHOLDERS' EQUITY

[1]	Private placement:

On June 20, 2008, the Company consummated a private placement of its securities (the “Private Placement”) in accordance with a Securities Purchase Agreement (the “Agreement”) entered into between the Company and a certain accredited investor (the “Investor”), dated June 20, 2008. The Company sold for a purchase price of $4,000,000, an aggregate of 8,000,000 shares of common stock in the Company (the “Shares”) and a warrant (the “Warrant”) to purchase an aggregate of 4,000,000 Shares. The Warrant entitles the holder to purchase shares of the Company’s common stock (the “Warrant Shares”) for a period of five years from the date of issuance at an exercise price of $0.75 per share. The holder of the Warrant is entitled to certain registration and anti-dilution rights.

The Company’s net proceeds from the Private Placement were $3,959,370, after deducting $40,630 of legal fees.

[2]	Warrants:

At June 30, 2008, the following warrants are outstanding:

●	A warrant to purchase 4,000,000 shares of common stock at a price of $0.75 per share which expires in 2013. This warrant is callable by the Company on terms specified in the warrant.

●
Warrants to purchase 4,787,664 and 574,520 shares of common stock at a price of $0.85 and $0.60 per share, respectively, which expire in 2011. These warrants are redeemable by the Company on terms specified in the warrant.

●
Warrants to purchase 1,760,590 shares of common stock at a price of $1.0494 per share which expire in 2009. The warrants may be redeemed by the Company at $0.01 per redeemable warrant, upon not less than thirty days written notice, if the average of the closing sale price of the common stock is at least $2.10 for a period of 20 consecutive days ending on the third day prior to the date of the notice of redemption. Any right to exercise the warrant expires on the business day immediately preceding the date of redemption.

[3]	Stock plans:

The 2005 Stock Option Plan (the "2005 Plan"), which was approved by the Board on June 8, 2005 and by shareholders on July 26, 2005, provides for the granting of incentive and/or nonqualified stock options to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock. The 2007 Long-Term Incentive Compensation Plan (the "2007 Plan"), which was approved by the Board on June 28, 2007 and by shareholders on August 14, 2007, as amended, provides for the granting of incentive and/or nonqualified stock options, stock appreciation rights, restricted stock awards, performance units and performance bonuses to purchase up to an aggregate of 22,000,000 shares of the Company’s common stock. Under both plans, (1) awards may be granted to employees, consultants, independent contractors, officers and directors; (2) the maximum term of any award shall be ten years from the date of grant; (3) the exercise price of any award shall not be less than the fair value on the date of grant; and (4) awards will typically result in the issuance of new common shares.

[4]	Stock option grants:

The Company recognized $51,220 and $40,619 during the three months ended June 30, 2008 and June 30, 2007, respectively, of compensation expense related to employee stock option grants, which is reflected as salaries and related costs in the consolidated condensed statement of operations. As of June 30, 2008, there was $477,255 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.0 years.

NOTE F - STOCKHOLDERS' EQUITY, continued

[4]	Stock option grants, continued:

On May 2, 2007, the Company granted options to a consultant to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $0.80 per share under the 2005 Plan. The options, which expire on November 2, 2010, vest equally on each of the first three anniversaries of the date of grant. Consultant options are revalued based on the Black-Scholes option pricing model on financial reporting dates during the service period. The Company recognized stock-based compensation expense of $2,292 and $4,722 as professional fees expense for the three months ended June 30, 2008 and 2007, respectively. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting dates.

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

In applying the Black-Scholes option pricing model at grant date, the Company used the following weighted average assumptions:

	For the three months ended June 30,
	2008	2007
Risk free interest rate	2.72%	4.61%
Expected term (years)	3.25	2.45
Expected volatility	65%	65%
Expected dividends	—	—

The weighted average estimated grant date fair value of the stock options granted during the three months ended June 30, 2008 and 2007 was $0.15 and $0.34 per share, respectively.

A summary of options activity during the three months ended June 30, 2008, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance, March 31, 2008	3,495,000	$0.90
Granted	1,365,000	0.65
Exercised	-	-
Forfeited	(60,000)	0.65
Balance, June 30, 2008	4,800,000	$0.84	2.8	$5,500

Exercisable, June 30, 2008	613,336	$0.91	2.3	$-

NOTE F - STOCKHOLDERS' EQUITY, continued

[4]	Stock option grants, continued:

The following table presents information related to stock options at June 30, 2008:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ 0.35	110,000	-	-
0.40	75,000	4.0	75,000
0.49	305,000	-	-
0.60	825,000	-	-
0.75	490,000	-	-
0.80	250,000	2.3	83,333
0.90	440,000	2.1	149,998
1.00	2,225,000	1.9	241,671
1.15	30,000	3.1	30,000
1.46	50,000	1.4	33,334
	4,800,000	3.0	613,336

[5]	Stock grants:

The Company recognized $209,817 during the three months ended June 30, 2008 and $0 during the three months ended June 30, 2007 of compensation expense related to employee restricted stock grants, which is reflected as salaries and related costs in the consolidated condensed statement of operations. As of June 30, 2008, there was $2,810,998 of unrecognized employee stock-based compensation expense related to restricted stock grants that will be amortized over a weighted average period of 3.4 years.

On May 5, 2008, the Company granted 100,000 shares of immediately vested stock to each of four non-employee directors, pursuant to the 2007 plan, for a total of 400,000 shares at a market value of $0.41. Accordingly, the $164,000 grant date fair value of the grants resulted in an immediate charge to professional fees in the Consolidated Condensed Statement of Operations, pursuant to SFAS 123(R).

A summary of non-vested restricted stock activity for the three months ended June 30, 2008 is presented in the table below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, March 31, 2008	8,361,666	$0.39
Granted	400,000	0.41
Vested	(400,000)	0.41
Forfeited	-	-
Non-vested, June 30, 2008	8,361,666	$0.39

NOTE G - COMMITMENTS AND CONTINGENCIES

[1]	Leases:

The Company currently leases office space in Jersey City, New Jersey and two satellite locations. On April 4, 2006, Hudson entered into an agreement to sublease 26,875 rentable square feet of office space in Jersey City, New Jersey. The sublease is guaranteed by Holding. The lease commenced on June 21, 2006 and expires on August 30, 2012. The Company occupied the new Jersey City headquarters location during September 2006. The Company maintained the original Jersey City office space as a back-up site until the lease expired on November 30, 2007. On February 1, 2007, the Company entered into an agreement to sublease an additional 2,744 rentable square feet of office space in Tinton Falls, New Jersey. The lease commenced on March 1, 2007 and expires on March 31, 2010. The Company also leases 2,020 rentable square feet of office space in Boca Raton, Florida. This lease expires on April 30, 2012, but the company has a one-time option to terminate the lease on April 30, 2010.

As of June 30 and March 31, 2008, the Company had a deferred lease liability of $240,793 and $233,764, respectively, which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments and is included in accrued expenses and other liabilities on the Consolidated Condensed Statements of Financial Condition.

Future minimum commitments related to non-cancelable operating leases as of June 30, 2008 are as follows:

Years Ended	Office	Equipment
June 30,	Leases	Leases	Total

2009	$509,000	$54,000	$563,000
2010	554,000	11,000	565,000
2011	491,000	4,000	495,000
2012	564,000	-	564,000
2013	94,000	-	94,000

	$2,212,000	$69,000	$2,281,000

Rent expense, net of sublease income, was approximately $268,000 and $366,000 for the three months ended June 30, 2008 and 2007, respectively.

[2]	Employment agreements:

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

The Company has outstanding employee loan commitments of $1,050,000, which were provided as an incentive for joining the Company and will be funded in installments between July and September 2008. Employee loans are evidenced by promissory notes, bear interest at rates of 4-5%, will be forgiven over contractual service periods and are amortized on a straight-line basis over the same service period.

NOTE G - COMMITMENTS AND CONTINGENCIES, continued

[2]	Employment agreements, continued:

Future minimum salary commitments pursuant to these employment agreements are as follows:

Years Ended
June 30,

2009	$1,512,500
2010	400,000
2011	400,000
2012	200,000
2013	0
$2,512,500

[3]	Letter of credit:

In connection with the new Jersey City office lease, on April 20, 2006 Hudson deposited a one-year $225,000 irrevocable standby letter of credit with the landlord as security, which automatically renews for additional one-year terms, unless sixty days written notice is provided. Pursuant to the lease agreement, Hudson is required to maintain the letter of credit until sixty days following the expiration of the lease. On April 5, 2006, Hudson deposited $225,000 with the issuing financial institution in the form of an automatically renewable, fourteen-month time deposit, in order to collateralize the letter of credit. The time deposit, plus accrued interest, is included in cash-restricted on the accompanying Consolidated Condensed Statements of Financial Condition.

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

At June 30, 2008, Hudson had net capital of $7,177,095, which was $6,177,095 in excess of its required net capital of $1,000,000.

NOTE I - RELATED PARTY TRANSACTIONS

Mark Bisker, Chief Technology Officer (as a consultant) and Director (effective September 2007) of the Company, was the Chief Executive Officer and a Director of a consulting firm that provided software development services to the Company, an entity in which he held a 31.5% ownership interest, until November 29, 2007 when the consulting firm was sold to a third party. Services valued at $74,189 were provided to the Company by this consulting firm during the three months ended June 30, 2007, most of which was capitalized as internally developed software (see Note B[3]). Of these amounts, none remained unpaid as of June 30 and March 31, 2008.

NOTE J – REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be customers or employees who account for 10% or more of the total revenues generated by the Company during the period. The Company had one such employee who accounted for 12% of total revenues during the three months ended June 30, 2008.

NOTE K – INCOME TAXES

The principal components of the net deferred tax asset are as follows:

	June 30,	March 31,
	2008	2008
Deferred taxes:

Net operating loss carryforwards (Federal and State)	$401,000	$290,000
State minimum tax carryforward credits	92,000	67,000
Reserve for commissions receivable and bad debts	64,000	55,000
Prepaid compensation amortization	501,000	252,000
Contributions carryforward deductions	18,000	17,000
Deferred rent	96,000	93,000
Stock-based compensation	354,000	193,000
Excess of tax over book basis of fixed assets	69,000	63,000

Total gross deferred tax assets	1,595,000	1,030,000
Excess of book over tax basis of capitalized software	(244,000)	(212,000)
Net deferred tax asset before valuation allowance	1,351,000	818,000
Valuation allowance	(127,000)	(113,000)

Net deferred tax asset	$1,224,000	$705,000

The Company files a consolidated federal income tax return, as well as state income tax returns in certain jurisdictions. Federal and state income tax returns, beginning with those filed for the ten months ended October 31, 2004 and through March 31, 2007, remain subject to exam. As of June 30, 2008, the Company had approximately $1,890,000 of federal net operating losses (“NOLs”), of which (a) approximately $1,231,000 are federal NOLs that are eligible to be carried back against prior period taxable income and for which the Company has recognized approximately $419,000 of current income tax receivables; plus (b) approximately $659,000 of federal NOL carryforwards which expire between 2028 and 2029. In addition, the Company has approximately $3,014,000 of state NOL carryforwards, which expire between 2011 and 2015. As of June 30, 2008, based on expected revenues associated with new employees and the seasonality and cyclical nature of its business, the Company believes that it is more likely than not that most of the future tax benefits will be realized, with the exception of deferred tax assets associated with certain state NOL carryforwards, for which the Company has established a valuation allowance.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Hudson Holding Corporation and Subsidiaries’ (the “Company”) consolidated condensed financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including business conditions, growth in the overall market for the Company’s services, general economic conditions, lower than expected customer transactions, competitive factors including increased competition, changes in the mix of business, and resource constraints and other statements under “Risk Factors” set forth in our Form 10-K for the year ended March 31, 2008 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Recent Developments

On June 20, 2008, the Company closed on a private placement of $4 million of securities, with net proceeds of $3.9 million after deducting offering costs. In connection with the private placement, the Company issued 8,000,000 shares of common stock and delivered a warrant to purchase an aggregate of 4,000,000 shares of our common stock. The warrant entitles the holder to purchase shares of the Company’s common stock for a period of five years from the date of issuance at an exercise price of $0.75 per share. The Company intends to use the proceeds to further strengthen its balance sheet and regulatory capital, plus to facilitate the acquisition of complementary businesses and/or additional recruitment.

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Consolidated Statement of	Three Months Ended	Three Months Ended
Operations Data (unaudited):	June 30, 2008	June 30, 2007

Commissions and fees	$4,245,453	$905,526
Trading gains, net	3,517,887	5,397,962
Interest and other	300,353	121,913
Total revenues	$8,063,693	$6,425,401

Net loss	$(842,654)	$(155,418)

We had overall revenues consisting of commission and fee revenues, net trading gains, plus interest and other income of $8,063,693 for the three months ended June 30, 2008 as compared to $6,425,401 for the three months ended June 30, 2007, an increase of $1,638,292 or 25%. Commission and fee revenues were $4,245,453 compared to $905,526 during the same period last year, an increase of $3,339,927 or 369%, due to a significant expansion of our institutional sales effort. Net trading gains were $3,517,887 compared to $5,397,962 during the same period in the prior year, a decrease of $1,880,075 or 35%, due to a general decline in market activity associated with recent economic and market conditions. Interest and other income were $300,353 compared to $121,913 during the comparable period last year, an increase of $178,440, or 146%, primarily due to an increase in fees from introducing brokers.

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

Commission payouts were $3,951,710 (49% of revenues) in the three months ended June 30, 2008 compared to $2,862,358 (45% of revenues) in the comparable prior year period, an increase of $1,089,352 or 38%, primarily due to the increase in the revenue mix toward higher-payout riskless commission revenues. Execution and clearance charges of $509,867 (6% of revenues) in the three months ended June 30, 2008 compared to $424,558 (7% of revenues) in the three months ended June 30, 2007, an increase of $85,309 or 20%, primarily due the increase in revenues. Communication costs were $1,371,365 in the quarter ending June 30, 2008 compared to $1,235,172 in the same quarter last year, an increase of $136,193 or 11%, primarily due to additional equipment and services required for new hires. Occupancy costs were $277,257 in the quarter ending June 30, 2008 compared to $366,461 in the same quarter last year, a decrease of $89,204 or 24%, due to the elimination of lease payments at our former headquarters location.

Salaries and related costs were $2,161,560 compared to $1,130,459 in the comparable quarter in the prior year, an increase of $1,031,101 or 91%, primarily due to an increase in stock-based compensation expense, bonus payments, and other recruiting incentives. Professional fees were $573,514 compared to $268,830 in the comparable quarter in the prior year, an increase of $304,684 or 113%, primarily due to an increase in director stock-based compensation expense, plus expanded legal and accounting services. Business development expenses were $204,147 in the quarter ending June 30, 2008 compared to $136,856 in the prior period quarter, an increase of $67,291 or 49%, due to an expansion of our marketing efforts. Other expenses were $340,140 in the quarter ending June 30, 2008 compared to $196,016 in the prior period quarter, an increase of $144,124 or 74%, due to increased software amortization expense and insurance expense.

The pre-tax loss of $1,325,867 for the three months ended June 30, 2008 compares to a pre-tax loss of $195,309 for the three months ended June 30, 2007. Despite the increase in revenues, the pre-tax loss expanded, primarily due to the amortization of recruiting incentives and costs incurred in order to expand future capacity. There was a net loss of $842,654 for the three months ended June 30, 2008 as compared to a net loss of $155,418 during the same quarter last year. The income tax benefit of $483,213 for the three months ended June 30, 2008 compares to the income tax benefit of $39,891 for the three months ended June 30, 2007, primarily due to the larger pre-tax loss.

Liquidity and Capital Resources

	As of	As of
Consolidated Balance Sheet Data:	June 30, 2008	March 31, 2008
	(unaudited)

Working capital	$9,713,627	$6,899,114
Total assets	$21,671,478	$17,323,538
Total liabilities	$6,052,035	$5,248,140
Stockholders' equity	$15,619,443	$12,075,398

Working Capital

Our working capital (current assets less current liabilities) increased to $9.7 million at June 30, 2008 from $6.9 million at March 31, 2008, primarily as a result of the receipt of the $4.0 million net private placement proceeds, less $0.7 million of additional recruiting incentive payments.

We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. Current assets include cash, receivable from clearing broker (cash on deposit with our clearing broker), marketable securities, income taxes receivable and most other assets. All liabilities, except approximately $0.2 million of long-term deferred rent, are current liabilities.

We currently do not have any outstanding bank borrowings or long-term debt. On April 20, 2006, we provided a $225,000 letter of credit to the landlord associated with our new headquarters space, after depositing $225,000 of collateral with the issuing financial institution in the form of a fourteen month time deposit.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. Such expansion could require the issuance of additional forgivable employee loans, restricted stock, stock options or other stock-based awards in order to recruit and retain experienced professionals (see Notes E and F to the consolidated condensed financial statements for additional details). See Note H to the consolidated condensed financial statements for additional details related to regulatory net capital requirements. We still expect that any further significant expansion or acquisition opportunities may require additional subordinated debt or common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our contractual commitments consist primarily of office and equipment leases, plus commitments related to certain employment agreements (see Note G to the consolidated condensed financial statements for additional details). Subsequent to June 30, 2008, we have employee loan commitments of $1,050,000, which were provided as an incentive for joining us, which will be funded in installments between July and September 2008, (see Note G to the consolidated condensed financial statements for additional details). Technologies was formed as a Delaware corporation on May 22, 2006 and was funded with a total of $550,000 during the fiscal year ended March 31, 2007.  The purpose of Technologies is to perform software development and technology services, both for the Company and for customers.

Our cash position decreased by $1,085,639 to $5,086,709 during the three months ended June 30, 2008, after decreasing by $4,287,743 to $824,532 during the three months ended June 30, 2007. However, it should be noted that our cash position is primarily a function of how much of our funds are invested in marketable securities or on deposit with our clearing broker.

Operating Activities

Net cash used in operating activities was $4,837,631 during the three months ended June 30, 2008, primarily as a result of retaining an incremental $3,125,009 of cash with our clearing broker, a $945,745 increase in net securities positions and a $842,654 net loss from operations during the period. Net cash used in operating activities was $4,106,359 during the three months ended June 30, 2007, primarily as a result of depositing an incremental $7,361,410 of cash with our clearing broker, partially offset by a $3,320,663 increase in cash due to a reduction of our net security positions.

Investing Activities

Net cash used in investing activities was $207,328 during the three months ended June 30, 2008, primarily due to $205,344 associated with the purchase of furniture, equipment, capitalized software and leasehold improvements. Net cash used in investing activities was $181,384 during the three months ended June 30, 2007. The usage of cash was primarily associated with the ramped up development of capitalized software and capital expenditures associated with outfitting the Company’s Tinton Falls, New Jersey office.

Financing Activities

Net cash provided by financing activities was $3,959,370 during the three months ended June 30, 2008, due to the receipt of the net private placement proceeds. Net cash provided by financing activities was $0 during the three months ended June 30, 2007.

Off Balance Sheet Arrangements

On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our new office lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen month time deposit, in order to collateralize the letter of credit. As of June 30, 2008, we had no other off-balance sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2008, except for the changes set forth below. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

Fair Value Measurements

We adopted SFAS 157 in the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we often utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 —valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets. Financial instruments in this category generally include actively traded equity securities.

Level 2 —valued using the Black-Scholes option pricing model, discounted for restrictions on marketability. This model considers various assumptions, including time value, volatility factors and current market and contractual prices for the underlying financial instruments. Financial instruments in this category include certain corporate equities that are not actively traded or are otherwise restricted.

Level 3 — valuations derived from valuation techniques in which one or more significant inputs is not readily observable. Included in this category are certain corporate debt instruments, certain private equity investments, and certain commitments and guarantees.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated condensed financial statements in conformity with United States generally accepted accounting principles.

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended March 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our internal controls and procedures were effective as of March 31, 2008. There were no significant changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Annual Report on Form 10-K did not include an attestation report of Eisner LLP, our independent registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permitted us to provide only management's report in the Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2008, we consummated a private placement of our securities (the “Private Placement”) in accordance with a Securities Purchase Agreement (the “Agreement”) entered into between us and a certain accredited investor (the “Investor”), dated June 20, 2008. We sold for a purchase price of $4,000,000, an aggregate of 8,000,000 shares of our common stock (the “Shares”) and a warrant (the “Warrant”) to purchase an aggregate of 4,000,000 shares of our common stock (the “Warrant Shares”). The Warrant entitles the holder to purchase the Warrant Shares for a period of five years from the date of issuance at an exercise price of $0.75 per share. The holder of the Warrant is entitled to certain registration and anti-dilution rights. We intend to use the proceeds to further strengthen our balance sheet and regulatory capital, plus to facilitate the acquisition of complementary businesses and/or additional recruitment.

The securities discussed above were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. Such securities were sold exclusively to an accredited investor as defined by Rule 501(a) under the Act.

During the quarter ended June 30, 2008, we did not repurchase any of our equity securities. We do not currently have in place a repurchase program for the repurchase of our common stock, nor do we have any plans to implement a common stock repurchase program in the near future, if at all.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

10.1	Clearing Agreement, dated as of December 1, 2007, as amended on May 2, 2008, by and between Hudson Securities Inc. and Ridge Clearing & Outsourcing Solutions, Inc.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements*

32.2	Certification by the Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements*

99.1	Press Release Related to Hudson Holding Corporation's Earnings for the Fiscal Quarter Ended June 30, 2008

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2008	By:	/s/ Martin C. Cunningham
	Name:	Martin C. Cunningham
	Title:	Chairman and Chief Executive Officer

Dated: August 12, 2008	By:	/s/ Keith R. Knox
	Name:	Keith R. Knox
	Title:	President and Principal Accounting Officer