Form 10-Q
period 2008-09-30
HUDSON HOLDING CORP
filed 2008-11-14
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 7, 2008, there were 45,125,185 shares of the issuer’s common stock outstanding.

HUDSON HOLDING CORPORATION

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Consolidated Condensed Statements of Financial Condition as of September 30, 2008 (Unaudited) and March 31, 2008	1

Consolidated Condensed Statements of Operations for the Three and Six Months Ended September 30, 2008 and 2007 (Unaudited)	2

Consolidated Condensed Statements of Stockholders’ Equity for the Six Months Ended September 30, 2008 (Unaudited)	3

Consolidated Condensed Statements of Cash Flows for the Six Months Ended September 30, 2008 and 2007 (Unaudited)	4

Notes to Consolidated Condensed Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	22

ITEM 4. Controls and Procedures.	22

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	23

ITEM 3. Defaults Upon Senior Securities.	23

ITEM 4. Submission of Matters to a Vote of Security Holders.	23

ITEM 5. Other Information.	24

ITEM 6. Exhibits.	24

Signatures.	25

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

	September 30,	March 31,
	2008	2008
	(unaudited)
ASSETS

Cash and cash equivalents	$616,049	$6,172,348
Cash - restricted	249,241	245,505
Receivable from clearing broker	8,063,538	2,475,575
Securities owned, at fair value	4,779,240	2,423,257
Income taxes receivable	419,040	419,041
Furniture, equipment, capitalized software and leasehold improvements, net	1,120,490	959,733
Deferred tax assets	1,326,300	705,000
Other assets	445,783	409,289
Prepaid compensation	2,648,667	2,402,611
Goodwill	1,111,179	1,111,179

	$20,779,527	$17,323,538

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Securities sold, but not yet purchased, at fair value	$1,884,947	$2,778,081
Commissions payable	1,563,809	1,070,511
Accrued expenses and other liabilities	1,700,890	1,399,548

Total liabilities	5,149,646	5,248,140

Commitments and contingencies (Note G)

Stockholders' equity:

Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
52,653,518 shares issued (includes 7,528,333 unvested restricted shares) and 45,125,185 shares outstanding at September 30, 2008, and 45,086,851 shares issued (includes 8,361,666 unvested restricted shares) and 36,725,185 shares outstanding at March 31, 2008	45,125	36,725
Additional paid-in capital	17,143,864	12,631,300
Accumulated deficit	(1,559,108)	(592,627)

Total stockholders' equity	15,629,881	12,075,398

	$20,779,527	$17,323,538

See notes to these consolidated condensed financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Trading gains, net	$6,116,833	$3,520,244	$9,634,720	$8,918,206
Commissions and fees	3,242,767	988,529	7,488,220	1,894,055
Interest and other income	352,270	354,900	652,623	476,813

	9,711,870	4,863,673	17,775,563	11,289,074

Expenses:
Salaries and related costs (1)	2,009,988	1,044,794	4,171,547	2,162,700
Commissions, execution and clearing charges	5,330,999	2,940,786	9,792,576	6,230,772
Communications	1,410,571	1,321,562	2,781,936	2,553,774
Occupancy	319,482	470,618	596,739	837,080
Professional fees (2)	216,287	193,953	789,801	462,784
Business development	220,865	109,563	425,013	245,719
Other	399,931	312,715	740,072	521,872

	9,908,123	6,393,991	19,297,684	13,014,701

Loss before income tax benefit	(196,253)	(1,530,318)	(1,522,121)	(1,725,627)
Income tax benefit	(72,427)	(597,024)	(555,640)	(636,915)

Net loss	$(123,826)	$(933,294)	$(966,481)	$(1,088,712)

Loss per share – basic and diluted	$(0.00)	$(0.03)	$(0.02)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	45,125,185	36,725,185	41,507,698	36,725,185

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(1) Includes the following amounts related to the recruitment and retention of employees:

Stock-based compensation	$173,373	$36,389	$434,409	$77,008
Recruitment incentives	658,069	28,305	1,241,444	28,305
	$831,442	$64,694	$1,675,853	$105,313
(2) Includes the following amounts related to the retention of directors and consultants:
Stock-based compensation	$2,292	$14,097	$168,583	$18,820
	$2,292	$14,097	$168,583	$18,820

See notes to these consolidated condensed financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2008	36,725,185	$36,725	$12,631,300	$(592,627)	$12,075,398

Option grants - consultants	-	-	4,583	-	4,583

Option grants - employees	-	-	103,319	-	103,319

Restricted stock grants - employees	-	-	331,090	-	331,090

Stock grants - directors	400,000	400	163,600	-	164,000

Issuance of common stock and warrants	8,000,000	8,000	3,909,972	-	3,917,972

Net loss	-	-	-	(966,481)	(966,481)

Balance, September 30, 2008 (unaudited)	45,125,185	$45,125	$17,143,864	$(1,559,108)	$15,629,881

See notes to these consolidated condensed financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(966,481)	$(1,088,712)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	232,275	124,539
Stock-based compensation	602,992	95,828
Commissions receivable reserve provision	973	94,335
Prepaid compensation amortization	1,241,445	28,306
Deferred rent	14,058	110,348
Deferred taxes	(621,300)	(265,789)
Abandoned lease provision	-	75,186
Changes in:
Receivable from clearing broker	(5,587,963)	(6,355,659)
Securities owned	(2,355,983)	7,260,912
Prepaid compensation	(1,487,500)	(1,019,000)
Income taxes receivable	-	(377,319)
Commissions receivable	(973)	(94,335)
Other assets	(36,494)	(31,938)
Securities sold, but not yet purchased	(893,134)	(2,689,268)
Commissions payable	493,298	83,261
Accrued expenses and other liabilities	287,284	25,490

Net cash used in operating activities	(9,077,503)	(4,023,815)

Cash flows from investing activities:
Purchase of furniture, equipment, capitalized software and leasehold improvements	(393,032)	(355,518)
Cash subject to restrictions	(3,736)	(5,698)

Net cash used in investing activities	(396,768)	(361,216)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	3,917,972	-
Net cash provided by financing activites	3,917,972	-

Net decrease in cash and cash equivalents	(5,556,299)	(4,385,031)
Cash and cash equivalents - beginning of period	6,172,348	5,112,275

Cash and cash equivalents - end of period	$616,049	$727,244

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$83,686	$5,500

See notes to these consolidated condensed financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated condensed financial position of Hudson Holding Corporation (“Holding”) as of September 30 and March 31, 2008 and the consolidated condensed results of its operations and cash flows for the three and six month periods ended September 30, 2008 and 2007. The results of operations for the three and six month periods ended September 30, 2008 are not necessarily indicative of the operating results for the full year. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated condensed financial statements and related disclosures for the year ended March 31, 2008 included in Holding’s Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of Holding, a holding company, and its wholly owned subsidiaries, namely Hudson Securities, Inc. (“Hudson”) and Hudson Technologies Inc. (“Technologies”) (collectively the “Company”). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority ("FINRA"). Hudson is a market maker specializing in providing liquidity in less liquid, difficult to trade stocks and is an introducing broker which clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. Technologies had total assets of $1,011,254 and $775,456 as of September 30 and March 31, 2008 and had revenues of $46,316 and $102,502 and net loss of $63,270 and $100,617 for the three and six months ended September 30, 2008 and had revenues of $27,419 and $59,263 and net losses of $14,978 and $11,003 for the three and six months ended September 30, 2007. The Company has offices in New Jersey and Florida.

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

On July 21, 2004, a predecessor broker-dealer formed a wholly-owned subsidiary named Hudson Capital Markets, Inc. ("HCMI"), which was organized in the state of Delaware. HCMI was authorized to issue 30,000,000 shares of common stock with a par value of $.001 per share. On July 31, 2004, the predecessor broker-dealer was merged into HCMI, with HCMI becoming the survivor ("HCMI Merger") and the name was changed to Hudson Securities, Inc. In connection with this merger, the stockholders of the predecessor broker-dealer received 83,333.33 shares of Hudson for each share of the predecessor broker-dealer shares owned. The historical capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by HCMI in the HCMI Merger, while the predecessor broker-dealer historical retained earnings was carried forward.

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

During April 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Unamortized capitalized software development costs of approximately $700,715 and $536,672 represent software in service which is being amortized over its estimated useful life and is being carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Condensed Statement of Financial Condition as of September 30 and March 31, 2008, respectively. In addition, $88,814 and $87,781 of unamortized capitalized software development costs represents software that is still in development and is not being amortized as of September 30 and March 31, 2008, respectively.

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

Hudson is engaged in trading on a principal and/or agency basis with and for primarily other securities broker-dealers and institutional investors such as mutual funds, hedge funds, banks and similar businesses. Counterparties to Hudson's business activities include broker-dealers and clearing organizations, and can include banks and other financial institutions. Hudson uses clearing brokers to process transactions and maintain customer accounts. The clearing brokers extend credit to Hudson's clientele. Hudson's exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to Hudson. Additionally, Hudson has agreed to indemnify the clearing brokers for losses it incurs while extending credit to Hudson's clients. Amounts due from customers that are considered uncollectible are charged back to Hudson by the clearing broker when such amounts become determinable.

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

The Company’s cash and cash equivalents consist of cash balances at various financial institutions. As of September 30, 2008, the cash balances were insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $100,000 per institution (effective October 3, 2008 until December 31, 2009, the FDIC increased insured deposit limits to $250,000 per institution). The Company also maintains accounts with its clearing broker. These accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation. The Company’s balances generally exceed these limits.

[7]	Goodwill:

The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, by applying a fair value based test. The Company reviews goodwill for impairment annually, during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the Hudson level, generally by using the market capitalization of the Company as an indicator of fair value, since Hudson currently represents the most significant component of the consolidated entity. Impairment is potentially indicated when the carrying value of Hudson, including goodwill, exceeds its fair value. If a potential impairment is indicated, the fair value of Hudson would be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of Hudson’s goodwill. If that fair value was less than the carrying value of goodwill, impairment would be recorded. There were no trigger events during the six months ended September 30, 2008.

[8]	Commissions receivable reserve:

Commissions receivable represent cumulative draws and benefits provided to traders and salespersons in excess of cumulative commissions earned. The Company will collect these receivables if future earned commissions exceed future draws and benefits. The Company establishes reserves as an offset to the receivable balance on the basis of historical collections and estimates of future collections. As of September 30 and March 31, 2008, the Company had $85,820 and $84,847, respectively, of commissions receivable offset by a reserve of the same amount.

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

Potentially dilutive securities realizable from the vesting of restricted stock, the exercise of warrants and the exercise of options of 7,528,333, 11,122,774 and 4,503,333, respectively, for the three and six months ended September 30, 2008, and potentially dilutive securities realizable from the exercise of warrants and options of 7,122,774 and 2,036,667, respectively, for the three and six months ended September 30, 2007, are excluded from the computation of diluted net (loss) earnings per share because the effect of their inclusion would have been anti-dilutive.

[11]	Recently issued accounting standards:

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the September 16, 2008 SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” At this time management is evaluating the implications of SFAS 162 and its impact on the financial statements has not yet been determined.

NOTE C - RECEIVABLE FROM CLEARING BROKER

At September 30 and March 31, 2008, the receivable from clearing broker amounts in the consolidated condensed statements of financial condition represents the Company's cash balance with its clearing broker.

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at September 30 and March 31, 2008 consisted of:

	At September 30, 2008	At March 31, 2008
	(unaudited)
Securities Owned:

Equity securities - marketable at fair value	$4,691,520	$2,423,257
Equity securities - not readily marketable, at estimated fair value	87,720	-

Equity securities - total	$4,779,240	$2,423,257

Securities Sold, but not yet Purchased:

Equity securities - marketable at fair value	$1,884,947	$2,661,629
Equity securities - not readily marketable, at estimated fair value	-	116,452

Equity securities - total	$1,884,947	$2,778,081

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

Level 1 — Valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets. Financial instruments in this category generally include actively traded equity securities.

Level 2 — Valued based on (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active; (c) inputs other than quoted prices that are observable for the asset or liability; or (d) from market corroborated inputs. Financial instruments in this category include certain corporate equities that are not actively traded or are otherwise restricted.

Level 3 — Valued based on valuation techniques in which one or more significant inputs is not readily observable. Included in this category are certain corporate debt instruments, certain private equity investments, and certain commitments and guarantees.

As of September 30, 2008:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Equities	$4,691,520	$87,720	$-	$4,779,240
Total	$4,691,520	$87,720	$-	$4,779,240

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Equities	$1,884,947	$-	$-	$1,884,947
Total	$1,884,947	$-	$-	$1,884,947

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, continued

Fair Value Measurements, continued

The adoption of SFAS 157 did not have a material effect on the Company’s condensed consolidated financial statements.

In February 2008, FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. The Company believes that FSP FAS 157-2 will not have a material impact on the Company’s condensed consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement No. 157. FSP FAS 157-3 clarifies the application of Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance and is to be applied to prior periods for which financial statements have not been issued. We have adopted FSP FAS 157-3 effective October 10, 2008. The adoption of FSP FAS 157-3 has not materially affected our financial position, results of operations or cash flows.

Fair Value Option

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The difference between the carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS 159 became effective April 1, 2008, however, the Company did not elect to apply the fair value option to any assets or liabilities that are not currently required to be measured at fair value.

NOTE E - PREPAID COMPENSATION

At September 30 and March 31, 2008, Hudson had $4,506,500 and $3,019,000 of outstanding loans to employees which were provided as an incentive for joining the Company. The employees signed employment agreements and promissory notes with Hudson bearing interest at rates ranging from 4% to 5%. The employment agreements specify that Hudson will forgive the loans and interest, or a portion thereof, if the employees remain employed with Hudson for a certain duration. The loans are being expensed on a straight-line basis over the periods specified in the employment agreements. Recruitment incentive expense charged to salaries and related costs in the Consolidated Condensed Statements of Operations were $706,215 and $1,329,142 for the three and six months ended September 30, 2008, respectively, and $29,088 for both the three and six months ended September 30, 2007.

On September 8, 2008, one of the employees with an outstanding loan resigned from the Company. This individual joined the Company on September 7, 2007 and, in accordance with the negotiated arrangement, the Company repaid a $1,019,000 debt to his former employer. The employee signed a $1,019,000 promissory note evidencing his indebtedness to the Company and a 4% interest rate on the note balance. The employee also signed an employment agreement, which evidenced the negotiated arrangement, whereby half of the loan and the related interest was scheduled to be forgiven on the first anniversary (September 7, 2008) of his employment and the other half was scheduled to be forgiven on the second anniversary of his employment (September 7, 2009), subject to his having deposited certain required payroll tax withholding amounts with the Company. Based on the terms of the employment agreement, the Company has been amortizing the loan balance ratably over the course of the two year forgiveness period and, accordingly, the book value of the loan on the resignation date was $509,500, or half of the $1,019,000 original loan balance.

On September 9, 2008, the Company’s attorneys sent a letter to the former employee demanding that he immediately repay the $1,019,000 loan amount, plus interest, because he never made the required payroll tax withholding amounts. On September 12, 2008, the former employee’s attorney sent a letter to the Company’s attorneys indicating that they disagreed with the Company’s claim and that their client did not owe any money to the Company. On September 29, 2008, the Company filed a Statement of Claim with the FINRA Dispute Resolution arbitrators, claiming for (a) a repayment of the $1,019,000 loan amount, plus interest; (2) reimbursement of $336,341 of commission overpayments; plus (c) reimbursement of legal fees and other costs associated with the arbitration proceeding. On September 30, 2008, FINRA Dipute Resolution sent a letter to the former employee informing him that he must respond to the Company’s claim by no later than November 16, 2008.

NOTE E - PREPAID COMPENSATION, continued

The Company has maintained the book value of this loan at $509,500 as of September 30, 2008. Generally accepted accounting principles do not permit the recording of a gain contingency in order to write-up the book value of the loan to $1,019,000, which is the amount being claimed. Furthermore, generally accepted accounting principles indicate that a loss contingency should be recorded if a loss is probable and estimable. The Company did not record a loss contingency because management believes that it is more likely than not that it will obtain an arbitration judgment and that it will be collectible. Notwithstanding the foregoing, there can be no assurance as to the outcome of the arbitration proceeding.

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

The Company’s net proceeds from the Private Placement were $3,917,972, after deducting $82,028 of professional fees.

[2]	Warrants:

At September 30, 2008, the following warrants are outstanding:

•	A warrant to purchase 4,000,000 shares of common stock at a price of $0.75 per share which expires in 2013. This warrant is callable by the Company on terms specified in the warrant.

•
Warrants to purchase 4,787,664 and 574,520 shares of common stock at a price of $0.85 and $0.60 per share, respectively, which expire in 2011. These warrants are redeemable by the Company on terms specified in the warrant.

•
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

The Company recognized $52,099 and $103,319 during the three and six months ended September 30, 2008 and $36,389 and $77,008 during the three and six months ended September 30, 2007, respectively, of compensation expense related to employee stock option grants, which is reflected as salaries and related costs in the consolidated condensed statement of operations. As of September 30, 2008, there was $352,156 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.8 years.

NOTE F - STOCKHOLDERS' EQUITY, continued

[4]	Stock option grants, continued:

On May 2, 2007, the Company granted options to a consultant to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $0.80 per share under the 2005 Plan. The options, which expire on November 2, 2010, vest equally on each of the first three anniversaries of the date of grant. Consultant options are revalued based on the Black-Scholes option pricing model on financial reporting dates during the service period. The Company recognized stock-based compensation expense of $2,292 and $4,583 as professional fees expense for the three and six months ended September 30, 2008 and a credit of $903 and a charge of $3,820 for the three and six months ended September 30, 2007, respectively. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting dates.

In addition, the Company recognized $15,000 of professional fees expense related to immediately vested director stock option grants during the three and six months ended September 30, 2007.

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

In applying the Black-Scholes option pricing model at grant date, the Company used the following weighted average assumptions:

	For the three months ended September 30,			For the six months ended September 30,
	2008		2007	2008	2007
Risk free interest rate	n/a	%	4.19%	2.72%	4.33%
Expected term (years)	n/a		2.61	3.25	2.56
Expected volatility	n/a	%	65%	65%	65%
Expected dividends	n/a		—	—	—

The weighted average estimated grant date fair value of the stock options granted during the six months ended September 30, 2008 was $0.15 per share and was $0.20 and $0.24 per share during the three and six months ended September 30, 2007, respectively.

A summary of options activity during the six months ended September 30, 2008, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance, March 31, 2008	3,495,000	$0.90
Granted	1,365,000	0.65
Exercised	-	-
Forfeited	(356,667)	0.71
Balance, September 30, 2008	4,503,333	$0.84	2.5	$-

Exercisable, September 30, 2008	1,023,336	$0.72	2.2	$-

NOTE F - STOCKHOLDERS' EQUITY, continued

[4]	Stock option grants, continued:

The following table presents information related to stock options at September 30, 2008:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ 0.35	110,000	2.4	110,000
0.40	75,000	3.8	75,000
0.49	305,000	2.5	305,000
0.60	750,000	-	-
0.75	290,000	-	-
0.80	250,000	2.1	83,333
0.90	418,333	1.8	144,998
1.00	2,225,000	1.6	241,671
1.15	30,000	2.9	30,000
1.46	50,000	1.2	33,334
	4,503,333	2.2	1,023,336

[5]	Stock grants:

The Company recognized $121,274 and $331,090 during the three and six months ended September 30, 2008 and none during the three and six months ended September 30, 2007 of compensation expense related to employee restricted stock grants, which is reflected as salaries and related costs in the consolidated condensed statement of operations. As of September 30, 2008, there was $2,139,725 of unrecognized employee stock-based compensation expense related to restricted stock grants that will be amortized over a weighted average period of 3.1 years.

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

A summary of non-vested restricted stock activity for the six months ended September 30, 2008 is presented in the table below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, March 31, 2008	8,361,666	$0.39
Granted	400,000	0.41
Vested	(400,000)	0.41
Forfeited	(833,333)	0.60
Non-vested, September 30, 2008	7,528,333	$0.37

NOTE G - COMMITMENTS AND CONTINGENCIES

[1]	Leases:

The Company currently leases office space in Jersey City, New Jersey and two satellite locations. On April 4, 2006, Hudson entered into an agreement to sublease 26,875 rentable square feet of office space in Jersey City, New Jersey. The sublease is guaranteed by Holding. The lease commenced on June 21, 2006 and expires on August 30, 2012. The Company occupied the new Jersey City headquarters location during September 2006. The Company maintained the original Jersey City office space as a back-up site until shortly before the lease expired on November 30, 2007. On February 1, 2007, the Company entered into an agreement to sublease an additional 2,744 rentable square feet of office space in Tinton Falls, New Jersey. The lease commenced on March 1, 2007 and expires on March 31, 2010. The Company also leases 2,020 rentable square feet of office space in Boca Raton, Florida. This lease expires on April 30, 2012, but the Company has a one-time option to terminate the lease on April 30, 2010.

As of September 30 and March 31, 2008, the Company had a deferred lease liability of $247,822 and $233,764, respectively, which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments and is included in accrued expenses and other liabilities on the Consolidated Condensed Statements of Financial Condition.

Future minimum commitments related to non-cancelable operating leases as of September 30, 2008 are as follows:

Years Ended	Office	Equipment
September 30,	Leases	Leases	Total

2009	$524,000	$31,000	$555,000
2010	532,000	10,000	542,000
2011	511,000	1,000	512,000
2012	517,000	-	517,000
2013	-	-	-

	$2,084,000	$42,000	$2,126,000

Rent expense, net of sublease income, was approximately $294,000 and $571,000 for the three and six months ended September 30, 2008 and $471,000 and $837,000 for the three and six months ended September 30, 2007, respectively.

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

The Company has outstanding employee loan commitments of $262,500, which were provided as an incentive for joining the Company and will be funded in installments between October and December 2008. Employee loans are evidenced by promissory notes, bear interest at rates of 4-5%, will be forgiven over contractual service periods and are amortized on a straight-line basis over the same service period.

NOTE G - COMMITMENTS AND CONTINGENCIES, continued

[2]	Employment agreements, continued:

Future minimum salary commitments pursuant to these employment agreements are as follows:

Years Ended
September 30,

2009	$687,500
2010	400,000
2011	400,000
2012	100,000
2013	0
$1,587,500

[3]	Letter of credit:

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

The Company has been named as a defendant in various actions relating to its activities as a broker-dealer including a civil action and a regulatory investigation. On May 5, 2008, Hudson received a letter from FINRA alleging certain violations. On June 16, 2008, Hudson submitted a response to FINRA. On or about October 7, 2008, the Company agreed to settle with FINRA on a violation limited to failure to tailor anti-money laundering procedures to include market making and trading, plus a $10,000 fine. The Company is in the process of negotiating the settlement language with FINRA and expects to conclude the matter shortly. From time to time, the Company is also involved in arbitrations and proceedings by self-regulatory organizations. Management believes it has meritorious defenses to all such actions brought against the Company and intends to defend each of these actions vigorously. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company’s management, the ultimate resolution of such actions against the Company will have no material adverse effect on the Company's financial condition. On September 29, 2008, the Company filed a Statement of Claim with a self-regulatory organization against a former employee. See Note E for additional details.

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

At September 30, 2008, Hudson had net capital of $7,088,324, which was $6,088,324 in excess of its required net capital of $1,000,000.

NOTE I - RELATED PARTY TRANSACTIONS

Mark Bisker, Chief Technology Officer (as a consultant) and Director (effective September 2007) of the Company, was the Chief Executive Officer and a Director of a consulting firm that provided software development services to the Company, an entity in which he held a 31.5% ownership interest, until November 29, 2007 when the consulting firm was sold to a third party. Services valued at $99,605 and $170,794 were provided to the Company by this consulting firm during the three and six months ended September 30, 2007, most of which was capitalized as internally developed software (see Note B[3]). Of these amounts, none remained unpaid as of September 30 and March 31, 2008.

NOTE J - REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be customers or employees who account for 10% or more of the total revenues generated by the Company during the period. The Company had one such active employee who accounted for 21% and 17% of total revenues, which included revenues from a single customer that accounted for 12% and 8% of total revenues, during the three and six months ended September 30, 2008, respectively. Another active employee accounted for 20% and 15% of total revenues during the three and six months ended September 30, 2007, respectively. An employee resigned on September 8, 2008 that generated 12% of total revenues during the six months ended March 31, 2008 and 5% of total revenues during the six months ended September 30, 2008.

NOTE K - INCOME TAXES

The principal components of the net deferred tax asset are as follows:

	September 30,	March 31,
	2008	2008
Deferred taxes:

Net operating loss carryforwards (Federal and State)	$201,300	$290,000
State minimum tax carryforward credits	121,000	67,000
Reserve for commissions receivable and bad debts	54,000	55,000
Prepaid compensation amortization	783,000	252,000
Contributions carryforward deductions	22,000	17,000
Deferred rent	96,000	93,000
Stock-based compensation	368,000	193,000
Excess of tax over book basis of fixed assets	75,000	63,000

Total gross deferred tax assets	1,720,300	1,030,000
Excess of book over tax basis of capitalized software	(267,000)	(212,000)
Net deferred tax asset before valuation allowance	1,453,300	818,000
Valuation allowance	(127,000)	(113,000)

Net deferred tax asset	$1,326,300	$705,000

The Company files a consolidated federal income tax return, as well as state income tax returns in certain jurisdictions. Federal and state income tax returns, beginning with those filed for the ten months ended October 31, 2004 and through March 31, 2007, remain subject to exam. The Company had approximately $1,603,000 of federal net operating losses (“NOLs”) that were generated during the fiscal year ended March 31, 2008, of which (a) approximately $1,231,000 are federal NOLs that are eligible to be carried back against prior period taxable income and for which the Company has recognized approximately $419,000 of current income tax receivables; plus (b) approximately $372,000 of federal NOL carryforwards which expire in 2028 and are offsetting current year taxable income of the same amount. In addition, the Company has approximately $2,325,000 of state NOL carryforwards, which expire between 2011 and 2015. As of September 30, 2008, based on the Company’s projections of future taxable income, the Company believes that it is more likely than not that the future tax benefits associated with the net deferred tax asset will be realized.

NOTE L - SUBSEQUENT EVENT

On November 13, 2008, the Company granted options to certain employees to purchase an aggregate of 550,000 shares of common stock at an exercise price of $0.50.  The options expire after three and a half years.  The $55,000 grant date fair value will be amortized over the three year vesting period.

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

Business Environment

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability. The current financial crisis has had the near term impact of increasing market volatility, thereby increasing our trading volume. However, weak economic conditions could ultimately reduce our trading volume and net revenues and adversely affect our profitability. In periods of reduced market activity, our profitability may also be affected because certain expenses, such as salaries, certain communications costs, and occupancy remain relatively fixed.

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Consolidated Statement of Operations Data:	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
	(unaudited)	(unaudited)

Trading gains, net	$6,116,833	$3,520,244
Commissions and fees	3,242,767	988,529
Interest and other	352,270	354,900
Total revenues	$9,711,870	$4,863,673

Net income (loss)	$(123,826)	$(933,294)

We had overall revenues consisting of commission and fee revenues, net trading gains, plus interest and other income of $9,711,870 for the three months ended September 30, 2008 as compared to $4,863,673 for the three months ended September 30, 2007, an increase of $4,848,197 or 100%. Net trading gains were $6,116,833 compared to $3,520,244 during the same period in the prior year, an increase of $2,596,589 or 74%, due to the addition of trading-focused sales traders. Commission and fee revenues were $3,242,767 compared to $988,529 during the same period last year, an increase of $2,254,238 or 228%, due to a significant expansion of our institutional sales effort. Interest and other income were $325,270 compared to $354,900 during the comparable period last year, a decrease of $2,630, or 1%, primarily due to an increase in interest earned on employee loans, offset by a decrease in fees from introducing brokers and reduced clearing broker interest expense.

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

Commission payouts were $4,509,540 (46% of revenues) in the three months ended September 30, 2008 compared to $2,584,866 (53% of revenues) in the comparable prior year period, an increase of $1,924,674 or 75%. The commission payouts declined as a percentage of revenues, primarily due to the shift in the revenue mix toward lower-payout trading revenues. Execution and clearance charges were $821,459 (8% of revenues) in the three months ended September 30, 2008 as compared to $355,920 (7% of revenues) in the three months ended September 30, 2007, an increase of $465,539 or 131%, primarily due the increase in revenues. Communication costs were $1,410,571 in the quarter ending September 30, 2008 compared to $1,321,562 in the same quarter last year, an increase of $89,009 or 7%, primarily due to additional equipment and services required for new hires. Occupancy costs were $319,482 in the quarter ending September 30, 2008 compared to $470,618 in the same quarter last year, a decrease of $151,136 or 32%, due to the expiration of our lease at our former headquarters location.

Salaries and related costs were $2,009,988 compared to $1,044,794 in the comparable quarter in the prior year, an increase of $965,194 or 92%, primarily due to an increase in stock-based compensation expense and other recruiting incentives. Professional fees were $216,287 compared to $193,953 in the comparable quarter in the prior year, an increase of $22,334 or 12%, primarily due to an increase in legal and accounting services. Business development expenses were $220,865 in the quarter ending September 30, 2008 compared to $109,563 in the prior period quarter, an increase of $111,302 or 102%, due to an expansion of our marketing efforts. Other expenses were $399,931 in the quarter ending September 30, 2008 compared to $312,715 in the prior period quarter, an increase of $87,217 or 28%, primarily due to increased software amortization and maintenance expense, regulatory costs and insurance expense, partially offset by a decrease in bad debt expense.

The pre-tax loss was $196,253 for the three months ended September 30, 2008, compared to a pre-tax loss of $1,530,318 for the three months ended September 30, 2007. The pre-tax loss decreased, primarily due to the increase in revenues, partially offset by increased recruiting incentives. There was a net loss of $123,826 for the three months ended September 30, 2008 as compared to a net loss of $933,294 during the same quarter last year. The income tax benefit was $72,427 for the three months ended September 30, 2008, compared to the income tax benefit of $597,024 for the three months ended September 30, 2007, primarily due to the smaller pre-tax loss.

Six months ended September 30, 2008 compared to six months ended September 30, 2007

Consolidated Statement of Operations Data:	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007
	(unaudited)	(unaudited)

Trading gains, net	$9,634,720	$8,918,206
Commissions and fees	7,488,220	1,894,055
Interest and other	652,623	476,813
Total revenues	$17,775,563	$11,289,074

Net income (loss)	$(966,481)	$(1,088,712)

We had overall revenues consisting of commission and fee revenues, net trading gains, plus interest and other income of $17,775,563 for the six months ended September 30, 2008 as compared to $11,289,074 for the six months ended September 30, 2007, an increase of $6,486,489 or 58%. Net trading gains were $9,634,720 compared to $8,918,206 during the same period in the prior year, an increase of $716,514 or 8%, due to the addition of trading-focused sales traders. Commission and fee revenues were $7,488,220 compared to $1,894,055 during the same period last year, an increase of $5,594,165 or 295%, due to a significant expansion of our institutional sales effort. Interest and other income were $652,623 compared to $476,813 during the comparable period last year, an increase of $175,810, or 37%, primarily due to an increase in interest on employee loans and reduced clearing broker interest expense.

Commission payouts were $8,461,251 (48% of revenues) in the six months ended September 30, 2008 compared to $5,450,294 (48% of revenues) in the comparable prior year period, an increase of $3,010,957 or 55%. The commission payouts declined as a percentage of revenues, primarily due to the shift in the revenue mix toward lower-payout trading revenues. Execution and clearance charges were $1,331,326 (7% of revenues) in the six months ended September 30, 2008 as compared to $780,478 (7% of revenues) in the six months ended September 30, 2007, an increase of $550,847 or 71%, primarily due to the increase in revenues. Communication costs were $2,781,936 in the six months ending September 30, 2008 compared to $2,553,774 in the same period last year, an increase of $228,162 or 9%, primarily due to additional equipment and services required for new hires. Occupancy costs were $596,739 in the six months ending September 30, 2008 compared to $837,080 in the same period last year, a decrease of $240,341 or 292%, due to the expiration of our lease at our former headquarters location.

Salaries and related costs were $4,171,547 compared to $2,162,700 in the comparable period in the prior year, an increase of $2,008,847 or 93%, primarily due to an increase in stock-based compensation expense, bonus payments, and other recruiting incentives. Professional fees were $789,801 compared to $462,784 in the comparable period in the prior year, an increase of $327,017 or 71%, primarily due to an increase in director stock-based compensation expense, plus expanded legal and accounting services. Business development expenses were $425,013 in the six months ending September 30, 2008 compared to $245,719 in the same period last year, an increase of $179,294 or 73%, due to an expansion of our marketing efforts. Other expenses were $740,072 in the six months ending September 30, 2008 compared to $521,872 in the same period last year, an increase of $218,200 or 42%, due to increased software amortization and maintenance expense and subscription expense, partially offset by a decline in bad debt expense.

The pre-tax loss was $1,522,121 for the six months ended September 30, 2008, compared to a pre-tax loss of $1,725,627 for the six months ended September 30, 2007. The pre-tax loss decreased, primarily due to the increase in revenues, partially offset by increased recruiting incentives. There was a net loss of $966,481 for the six months ended September 30, 2008 as compared to a net loss of $1,088,712 during the same period last year. The income tax benefit was $555,640 for the six months ended September 30, 2008, compared to the income tax benefit of $636,915 for the six months ended September 30, 2007, primarily due to the smaller pre-tax loss.

Liquidity and Capital Resources

Consolidated Balance Sheet Data:	As of September 30, 2008	As of March 31, 2008
	(unaudited)

Working capital	$9,325,403	$6,899,114
Total assets	$20,779,527	$17,323,538
Total liabilities	$5,149,646	$5,248,140
Stockholders' equity	$15,629,881	$12,075,398

Working Capital

Our working capital (current assets less current liabilities) increased to $9.3 million at September 30, 2008 from $6.9 million at March 31, 2008, primarily as a result of the receipt of the $3.9 million net private placement proceeds, less $1.5 million of additional recruiting incentive payments. Current assets include cash, receivable from clearing broker (cash on deposit with our clearing broker), marketable securities, income taxes receivable and most other assets. All liabilities, except approximately $0.2 million of long-term deferred rent, are current liabilities.

We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. On November 13, 2008, our Board authorized the repurchase of up to 1,000,000 shares of our common stock, at the discretion of management.

We currently do not have any outstanding bank borrowings or long-term debt. On April 20, 2006, we provided a $225,000 letter of credit to the landlord associated with our new headquarters space, after depositing $225,000 of collateral with the issuing financial institution in the form of a fourteen month time deposit.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities (investment banking, fixed income, options, etc.) including possible synergistic acquisition opportunities. Such expansion could require the issuance of additional forgivable employee loans, restricted stock, stock options or other stock-based awards in order to recruit and retain experienced professionals (see Notes E and F to the consolidated condensed financial statements for additional details). See Note H to the consolidated condensed financial statements for additional details related to regulatory net capital requirements. We still expect that any further significant expansion or acquisition opportunities may require additional subordinated debt or equity issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

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

Our cash position decreased by $5,556,299 to $616,049 during the six months ended September 30, 2008, after decreasing by $4,385,031 to $727,244 during the six months ended September 30, 2007. However, it should be noted that our cash position is primarily a function of the extent to which our funds are deployed in marketable securities or on deposit with our clearing broker.

Operating Activities

Net cash used in operating activities was $9,077,502 during the six months ended September 30, 2008, primarily as a result of depositing an incremental $5,587,963 of cash with our clearing broker, a $3,249,117 increase in net securities positions and a $1,487,500 increase in prepaid compensation. Net cash used in operating activities was $4,023,815 during the six months ended September 30, 2007, primarily as a result of depositing an incremental $6,355,659 of cash with our clearing broker, the extension of a $1,019,000 forgivable loan to a new salesperson as a recruiting incentive, a loss after non-cash addbacks of $825,959 and a $377,319 increase in income tax receivables, partially offset by a $4,571,644 increase in cash due to a reduction of our net security positions.

Investing Activities

Net cash used in investing activities was $396,768 during the six months ended September 30, 2008 and $361,216 during the six months ended September 30, 2007, primarily due to the ongoing development of capitalized software.

Financing Activities

Net cash provided by financing activities was $3,917,972 during the six months ended September 30, 2008, due to the receipt of the net private placement proceeds. There was no net cash provided by financing activities during the six months ended September 30, 2007.

Off Balance Sheet Arrangements

On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our new office lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen month time deposit, in order to collateralize the letter of credit. As of September 30, 2008, we had no other off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Level 1 — Valued based on quoted prices at the measurement date for identical assets or liabilities trading in active markets. Financial instruments in this category generally include actively traded equity securities.

Level 2 — Valued based on (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active; (c) inputs other than quoted prices that are observable for the asset or liability; or (d) from market corroborated inputs. Financial instruments in this category include certain corporate equities that are not actively traded or are otherwise restricted. Financial instruments in this category include certain corporate equities that are not actively traded or are otherwise restricted.

Level 3 — Valued based on valuation techniques in which one or more significant inputs is not readily observable. Included in this category are certain corporate debt instruments, certain private equity investments, and certain commitments and guarantees.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated condensed financial statements in conformity with United States generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company has been named as a defendant in various actions relating to its activities as a broker-dealer including a civil action and a regulatory investigation. On May 5, 2008, Hudson received a letter from FINRA alleging certain violations. On June 16, 2008, Hudson submitted a response to FINRA. On or about October 7, 2008, the Company agreed to settle with FINRA on a violation limited to failure to tailor anti-money laundering procedures to include market making and trading, plus a $10,000 fine. The Company is in the process of negotiating the settlement language with FINRA and expects to conclude the matter shortly. From time to time, the Company is also involved in arbitrations and proceedings by self-regulatory organizations. Management believes it has meritorious defenses to all such actions brought against the Company and intends to defend each of these actions vigorously. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company's management the ultimate resolution of such actions against the Company will have no material adverse effect on the Company's financial condition. On September 29, 2008, the Company filed a Statement of Claim with FINRA Dispute Resolution, claiming a former employee for (a) repayment of a $1,019,000 loan, plus interest; (2) reimbursement of $336,341 of commission overpayments; plus (c) reimbursement of legal fees and other costs associated with arbitration proceeding. On September 30, 2008, FINRA Dispute Resolution sent a letter to the former employee informing him that he must respond to the Company’s claim by no later than November 16, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2008, the Company did not repurchase any of its equity securities. On November 13, 2008, the Company’s Board authorized the repurchase of up to 1,000,000 shares of the Company’s common stock, at the discretion of the Company’s management.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of security holders at our annual meeting held at the offices of the Company in Jersey City, New Jersey on August 13, 2008.

Proposal 1.	To elect seven Directors to the Board of Directors to serve until the 2009 Annual Meeting of Stockholders or until their successors have been duly elected or appointed and qualified:

Director	For	Withheld
Martin C. Cunningham	38,970,951	9,084
Keith R. Knox	38,970,951	9,084
Mark Leventhal	38,970,951	9,084
Peter J. Zugschwert	38,845,951	134,084
Joanne V. Landau	38,970,988	9,047
Carmine V. Chiusano	38,970,988	9,047
Mark Bisker	38,970,988	9,047

Proposal 2.
To amend the Company’s Certificate of Incorporation to increase the amount of the Company’s authorized shares from 101,000,000 shares, comprised of 100,000,000 shares of common stock, par value $.001 per share and 1,000,000 shares of preferred stock to 201,000,000 shares, comprised of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock:

For	Against	Abstain

35,228,334	220,300	95

Item 5.  Other Information.

None.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements*

32.2	Certification by the Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements*

99.1	Press Release Related to Hudson Holding Corporation's Earnings for the Three and Six Months Ended September 30, 2008

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

Dated: November 14, 2008	By:	/s/ Martin C. Cunningham
Name: Martin C. Cunningham
Title: Chairman and Chief Executive Officer

Dated: November 14, 2008	By:	/s/ Keith R. Knox
Name: Keith R. Knox
Title: President and Principal Accounting Officer