Form 10-Q
period 2008-12-31
HUDSON HOLDING CORP
filed 2009-02-12
CIK 804157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

As of February 6, 2009, there were 47,067,265 shares of the issuer’s common stock outstanding.

HUDSON HOLDING CORPORATION

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Consolidated Statements of Financial Condition as of
December 31, 2008 (Unaudited) and March 31, 2008	1

Condensed Consolidated Statements of Operations for the
Three and Nine Months Ended December 31, 2008 and 2007 (Unaudited)	2

Condensed Consolidated Statements of Stockholders’ Equity for the
Nine Months Ended December 31, 2008 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended December 31, 2008 and 2007 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	21

ITEM 4. Controls and Procedures.	21

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22

ITEM 3. Defaults Upon Senior Securities.	22

ITEM 4. Submission of Matters to a Vote of Security Holders.	22

ITEM 5. Other Information.	22

ITEM 6. Exhibits.	22

Signatures.	23

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	March 31,
	2008	2008
	(unaudited)
ASSETS

Cash and cash equivalents	$378,362	$6,172,348
Cash - restricted	250,834	245,505
Receivable from clearing brokers	8,532,750	2,475,575
Securities owned, at fair value	3,538,506	2,423,257
Income taxes receivable	470,738	419,041
Furniture, equipment, capitalized software and leasehold improvements, net	1,174,886	959,733
Deferred tax assets	1,259,800	705,000
Other assets	408,744	409,289
Prepaid compensation	2,352,166	2,402,611
Goodwill	1,111,179	1,111,179

	$19,477,965	$17,323,538

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Securities sold, but not yet purchased, at fair value	$912,613	$2,778,081
Commissions payable	1,092,582	1,070,511
Accrued expenses and other liabilities	1,769,040	1,399,548

Total liabilities	3,774,235	5,248,140

Commitments and contingencies (Note G)

Stockholders' equity:

Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 52,570,185 shares issued (includes 6,184,170 unvested restricted shares) and 46,386,015 shares outstanding at December 31, 2008, and 45,086,851 shares issued (includes 8,361,666 unvested restricted shares) and 36,725,185 shares outstanding at March 31, 2008	46,386	36,725
Additional paid-in capital	17,390,837	12,631,300
Accumulated deficit	(1,733,493)	(592,627)

Total stockholders' equity	15,703,730	12,075,398

	$19,477,965	$17,323,538

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
Trading gains, net	$8,755,272	$2,081,690	$18,389,992	$10,999,896
Commissions and fees	3,332,552	3,245,707	10,820,772	5,139,762
Interest and other income	135,390	283,238	788,013	760,050

	12,223,214	5,610,635	29,998,777	16,899,708

Expenses:
Salaries and related costs (1)	1,981,585	1,212,309	6,153,132	3,403,161
Commissions, execution and clearing charges	7,659,977	3,596,022	17,452,554	9,798,488
Communications	1,424,191	1,198,947	4,206,126	3,752,720
Occupancy	283,501	280,198	880,239	1,117,277
Professional fees (2)	342,272	288,675	1,132,073	751,459
Business development	177,308	257,326	602,321	503,045
Other	401,833	299,616	1,141,906	821,643

	12,270,667	7,133,093	31,568,351	20,147,793

Loss before income tax expense (benefit)	(47,453)	(1,522,458)	(1,569,574)	(3,248,085)
Income tax expense (benefit)	126,932	(627,364)	(428,708)	(1,264,279)

Net loss	$(174,385)	$(895,094)	$(1,140,866)	$(1,983,806)

Loss per share – basic and diluted	$(0.00)	$(0.02)	$(0.03)	$(0.05)

Weighted average number of shares outstanding - basic and diluted	45,604,341	36,725,185	42,878,210	36,725,185

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
(1) Includes the following amounts related to the
recruitment and retention of employees:

Stock-based compensation	$245,943	$79,224	$680,351	$156,231
Recruitment incentives	559,000	210,708	1,800,444	239,014
	$804,943	$289,932	$2,480,795	$395,245

(2) Includes the following amounts related to the
retention of directors and consultants:

Stock-based compensation	$2,292	$2,292	$170,875	$21,111
	$2,292	$2,292	$170,875	$21,111

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2008	36,725,185	$36,725	$12,631,300	$(592,627)	$12,075,398

Option grants - consultants	-	-	6,875	-	6,875

Option grants - employees	-	-	182,676	-	182,676

Restricted stock grants - employees	-	-	497,675	-	497,675

Restricted stock grants - directors	-	-	164,000	-	164,000

Restricted stock vesting	1,660,830	1,661	(1,661)	-	-

Issuance of common stock and warrants	8,000,000	8,000	3,909,972	-	3,917,972

Net loss	-	-	-	(1,140,866)	(1,140,866)

Balance, December 31, 2008 (unaudited)	46,386,015	$46,386	$17,390,837	$(1,733,493)	$15,703,730

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(1,140,866)	$(1,983,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347,494	202,481
Stock-based compensation	851,226	177,344
Commissions receivable reserve provision	62,065	112,121
Prepaid compensation amortization	1,800,444	239,014
Deferred rent	21,088	118,064
Deferred taxes	(554,800)	(902,139)
Changes in:
Receivable from clearing brokers	(6,057,175)	(2,107,063)
Securities owned	(1,115,249)	8,902,783
Prepaid compensation	(1,750,000)	(2,419,000)
Income taxes receivable	(51,697)	191,644
Commissions receivable	(62,065)	(112,121)
Other assets	545	(214,628)
Securities sold, but not yet purchased	(1,865,468)	(6,883,274)
Commissions payable	22,071	263,364
Accrued expenses and other liabilities	348,404	181,837

Net cash used in operating activities	(9,143,983)	(4,233,379)

Cash flows from investing activities:
Purchase of furniture, equipment, capitalized software and leasehold improvements	(562,646)	(501,343)
Cash subject to restrictions	(5,329)	(7,052)

Net cash used in investing activities	(567,975)	(508,395)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	3,917,972	-
Net cash provided by financing activites	3,917,972	-

Net decrease in cash and cash equivalents	(5,793,986)	(4,741,774)
Cash and cash equivalents - beginning of period	6,172,348	5,112,275

Cash and cash equivalents - end of period	$378,362	$370,501

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$128,359	$5,500

Non-cash operating activities:
Prepaid compensation contractually forgiven	$1,000,000	$-

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Hudson Holding Corporation (“Holding”) as of December 31 and March 31, 2008 and the condensed consolidated results of its operations and cash flows for the three and nine month periods ended December 31, 2008 and 2007. The results of operations for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and related disclosures for the year ended March 31, 2008 included in Holding’s Annual Report on Form 10-K.

The condensed consolidated financial statements include the accounts of Holding, a holding company, and its wholly owned subsidiaries, namely Hudson Securities, Inc. (“Hudson”) and Hudson Technologies Inc. (“Technologies”) (collectively the “Company”). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority ("FINRA"). Hudson is a market maker specializing in providing liquidity in less liquid, difficult to trade stocks and is an introducing broker which clears all transactions through a clearing organization on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. The Company has offices in New Jersey and Florida.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[3]	Furniture, equipment, leasehold improvements, capitalized software, and depreciation and amortization, continued:

During April 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Unamortized capitalized software development costs of approximately $1,006,264 and $536,672 represent software in service which is being amortized over its estimated useful life and is being carried in furniture, equipment, capitalized software and leasehold improvements in the Condensed Consolidated Statements of Financial Condition as of December 31 and March 31, 2008, respectively. In addition, $185,923 and $87,781 of unamortized capitalized software development costs represents software that is still in development and is not being amortized as of December 31 and March 31, 2008, respectively.

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

Hudson is engaged in trading on a principal and/or agency basis with and for primarily other securities broker-dealers and institutional investors such as mutual funds, hedge funds, banks and similar businesses. Counterparties to Hudson's business activities include broker-dealers and clearing organizations, and can include banks and other financial institutions. Hudson uses clearing brokers to process transactions and maintain customer accounts. The clearing brokers extend credit to Hudson's clientele. Hudson's exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to Hudson. Additionally, Hudson has agreed to indemnify the clearing brokers for losses it incurs while extending credit to Hudson's clients. Amounts due from customers that are considered uncollectible are charged back to Hudson by the clearing brokers when such amounts become determinable.

In the normal course of business, Hudson enters into transactions in various financial instruments for trading purposes. These financial instruments include securities sold short, but not yet purchased, and option and warrant contracts.

Securities sold short, but not yet purchased, represent obligations of Hudson to deliver the underlying securities sold; and option and warrant contracts written represent obligations of Hudson to purchase or deliver the specified security at the contracted price. Hudson's ultimate obligation on such instruments may exceed the amount recognized in the condensed consolidated statement of financial condition. Hudson monitors its positions continuously to reduce the risk of the potential loss due to changes in market value or failure of counterparties to perform.

The Company’s cash and cash equivalents consist of cash balances at various financial institutions. As of December 31, 2008, the cash balances were insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000 per institution (effective October 3, 2008 until December 31, 2009, the FDIC increased insured deposit limits to $250,000 per institution). The Company also maintains accounts with its clearing brokers. These accounts contain cash and securities. Balances are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation. Additionally, the Company’s clearing brokers participate in the Customer Asset Protection Company’s excess SIPC protection, which insures the Company’s balances in full.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[6]	Stock-based compensation:

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

[7]	Loss per share:

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

Potentially dilutive securities realizable from the vesting of restricted stock, the exercise of warrants and the exercise of options of 6,184,170, 11,122,774 and 4,520,000, respectively, as of December 31, 2008 and 4,720,000, 7,122,774 and 3,020,000, respectively, as of December 31, 2007, are excluded from the computation of diluted net (loss) earnings per share because the effect of their inclusion would have been anti-dilutive.

[8]	Recently issued accounting standards:

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company adopted SFAS 162 on November 15, 2008 and adoption had no effect on the Company’s condensed consolidated financial statements.

NOTE C - RECEIVABLE FROM CLEARING BROKERS

At December 31 and March 31, 2008, the receivable from clearing brokers amounts in the condensed consolidated statements of financial condition represents the Company's cash balance with its clearing brokers.

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at December 31 and March 31, 2008 consisted of:

	At December 31, 2008	At March 31, 2008
	(unaudited)
Securities Owned:

Equity securities - marketable at fair value	$3,141,980	$2,423,257
Equity securities - not readily marketable, at estimated fair value	396,526	-

Equity securities - total	$3,538,506	$2,423,257

Securities Sold, but not yet Purchased:

Equity securities - marketable at fair value	$912,613	$2,661,629
Equity securities - not readily marketable, at estimated fair value	-	116,452

Equity securities - total	$912,613	$2,778,081

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

As of December 31, 2008:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Equities	$3,141,980	$396,526	$-	$3,538,506
Total	$3,141,980	$396,526	$-	$3,538,506

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Equities	$912,613	$-	$-	$912,613
Total	$912,613	$-	$-	$912,613

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

NOTE E - PREPAID COMPENSATION

At December 31 and March 31, 2008, Hudson had $3,769,000 and $3,019,000 of outstanding loans to employees which were provided as an incentive for joining the Company. The employees signed employment agreements and promissory notes with Hudson bearing interest at rates ranging from 4% to 5%. The employment agreements specify that Hudson will forgive the loans and interest, or a portion thereof, if the employees remain employed with Hudson for a certain duration. The loans are being expensed on a straight-line basis over the periods specified in the employment agreements. Recruitment incentive expense charged to salaries and related costs in the Condensed Consolidated Statements of Operations was $569,226 and $1,925,368 for the three and nine months ended December 31, 2008, respectively, and $210,708 and $239,014, respectively, for the three and nine months ended December 31, 2007.

On September 8, 2008, one of the employees with an outstanding loan resigned from the Company.   This individual joined the Company on September 7, 2007 and, in accordance with the negotiated arrangement, the Company repaid a $1,019,000 debt to his former employer.  The employee signed a $1,019,000 promissory note evidencing his indebtedness to the Company and a 4% interest rate on the note balance.  The employee also signed an employment agreement, which evidenced the negotiated arrangement, whereby half of the loan and the related interest was scheduled to be forgiven on the first anniversary (September 7, 2008) of his employment and the other half was scheduled to be forgiven on the second anniversary of his employment (September 7, 2009), subject to his having deposited certain required payroll tax withholding amounts with the Company.   Based on the terms of the employment agreement, the Company was amortizing the loan balance ratably over the course of the two year forgiveness period and, accordingly, the book value of the loan on the resignation date was $509,500, or half of the $1,019,000 original loan balance.

On September 9, 2008, the Company’s attorneys sent a letter to the former employee demanding that he immediately repay the $1,019,000 loan amount, plus interest, because he never made the required payroll tax withholding amounts.   On September 12, 2008, the former employee’s attorney sent a letter to the Company’s attorneys indicating that they disagreed with the Company’s claim and that their client did not owe any money to the Company.  On September 29, 2008, the Company filed a Statement of Claim with the FINRA Dispute Resolution arbitrators, claiming for (a) a repayment of the $1,019,000 loan amount, plus interest; (2) reimbursement of $336,341 of commission overpayments; plus (c) reimbursement of legal fees and other costs associated with the arbitration proceeding.  On September 30, 2008, FINRA Dispute Resolution sent a letter to the former employee informing him that he must respond to the Company’s claim by no later than November 16, 2008.  On November 19, 2008, the former employee’s attorneys responded to FINRA. The Company is awaiting the scheduling of a hearing.

NOTE E - PREPAID COMPENSATION, continued

The Company has maintained the book value of this loan at $509,500 as of December 31, 2008.  Generally accepted accounting principles do not permit the recording of a gain contingency in order to write-up the book value of the loan to $1,019,000, which is the amount being claimed.  Furthermore, generally accepted accounting principles indicate that a loss contingency should be recorded if a loss is probable and estimable.  The Company did not record a loss contingency because management believes that it is more likely than not that it will obtain an arbitration judgment and that it will be collectible.  Notwithstanding the foregoing, there can be no assurance as to the outcome of the arbitration proceeding.

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

The Company’s net proceeds from the Private Placement were $3,917,972, after deducting $82,028 of professional fees.

[2]	Investor warrants:

At December 31, 2008, the following investor warrants are outstanding:

●
A warrant to purchase 4,000,000 shares of common stock at a price of $0.75 per share which expires in 2013 was issued in conjunction with the June 20, 2008 private placement. This warrant is callable by the Company when the stock price exceeds $1.875 per share and the ten day daily average trading volume exceeds 100,000 shares.

●
Warrants to purchase 4,787,664 and 574,520 shares of common stock at a price of $0.85 and $0.60 per share, respectively, which expire in 2011, were issued in conjunction with the November 28, 2006 private placement. These warrants are callable by the Company when the stock price exceeds $2.125 and $1.50 per share, respectively, and the ten day daily average trading volume exceeds 100,000 shares.

●
Warrants to purchase 1,760,590 shares of common stock at a price of $1.0494 per share which expire in late 2009 were issued in conjunction with a 2004 private placement. The warrants may be redeemed by the Company at $0.01 per redeemable warrant, upon not less than thirty days written notice, if the average of the closing sale price of the common stock is at least $2.10 for a period of 20 consecutive days ending on the third day prior to the date of the notice of redemption. Any right to exercise the warrant expires on the business day immediately preceding the date of redemption.

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

On May 6, May 19, and June 2, 2008, the Company granted options to purchase an aggregate of 1,365,000 shares of common stock at exercise prices ranging from $0.60 to $0.75 to new and existing employees, pursuant to the 2007 Plan. The options expire after three and a half years. The $201,050 grant date fair value is being amortized over the three year vesting period.

NOTE E - PREPAID COMPENSATION, continued

[4]	Stock option grants, continued:

On November 13, 2008, the Company granted options to certain employees to purchase an aggregate of 550,000 shares of common stock at an exercise price of $0.50.  The options expire after three and a half years.  The $55,000 grant date fair value is being amortized over the three year vesting period.

The Company recognized $79,356 and $182,676 during the three and nine months ended December 31, 2008, respectively, and $43,959 and $120,967 during the three and nine months ended December 31, 2007, respectively, of compensation expense related to employee stock option grants, which is reflected as salaries and related costs in the condensed consolidated statement of operations.  As of December 31, 2008, there was $348,862 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 1.8 years.

On May 2, 2007, the Company granted options to a consultant to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $0.80 per share under the 2005 Plan. The options, which expire on November 2, 2010, vest equally on each of the first three anniversaries of the date of grant. Consultant options are revalued based on the Black-Scholes option pricing model on financial reporting dates during the service period.  The Company recognized stock-based compensation expense of $2,292 and $6,875 as professional fees expense for the three and nine months ended December 31, 2008, respectively, and $2,292 and $6,111 for the three and nine months ended December 31, 2007, respectively. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting dates.

In addition, the Company recognized $0 and $15,000 of professional fees expense related to immediately vested director stock option grants during the three and nine months ended December 31, 2007, respectively.

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

In applying the Black-Scholes option pricing model at grant date, the Company used the following weighted average assumptions:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Risk free interest rate	1.72%	3.17%	2.43%	3.66%
Expected term (years)	3.25	1.75	3.25	2.09
Expected volatility	65%	65%	65%	65%
Expected dividends	—	—	—	—

The weighted average estimated grant date fair value of the stock options granted during the three and nine months ended December 31, 2008 was $0.10 and $0.13 per share and was $0.02 and $0.12 per share during the three and nine months ended December 31, 2007, respectively.

NOTE F - STOCKHOLDERS' EQUITY, continued

[4]	Stock option grants, continued:

A summary of options activity during the nine months ended December 31, 2008, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance, March 31, 2008	3,495,000	$0.90
Granted	1,915,000	0.61
Exercised	-	-
Forfeited	(890,000)	0.88
Balance, December 31, 2008	4,520,000	$0.78	2.3	$-

Exercisable, December 31, 2008	2,253,325	$0.87	2.1	$-

The following table presents information related to stock options at December 31, 2008:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ 0.35	110,000	2.2	110,000
0.40	75,000	3.5	75,000
0.49	305,000	2.2	305,000
0.50	550,000	-	-
0.60	750,000	-	-
0.75	290,000	-	-
0.80	250,000	1.8	83,333
0.90	385,000	1.6	144,998
1.00	1,725,000	2.1	1,471,660
1.15	30,000	2.6	30,000
1.46	50,000	0.9	33,334
	4,520,000	2.1	2,253,325

[5]	Stock grants:

The Company recognized $166,586 and $497,676 during the three and nine months ended December 31, 2008, respectively, and $35,265 during the three and nine months ended December 31, 2007 of compensation expense related to employee restricted stock grants, which is reflected as salaries and related costs in the condensed consolidated statement of operations. As of December 31, 2008, there was $1,973,138 of unrecognized employee stock-based compensation expense related to restricted stock grants that will be amortized over a weighted average period of 2.9 years.

On May 5, 2008, the Company granted 100,000 shares of immediately vested stock to each of four non-employee directors, pursuant to the 2007 plan, for a total of 400,000 shares at a market value of $0.41. Accordingly, the $164,000 grant date fair value of the grants resulted in an immediate charge to professional fees in the Condensed Consolidated Statement of Operations, pursuant to SFAS 123(R).

NOTE F - STOCKHOLDERS' EQUITY, continued

[5]	Stock grants, continued:

A summary of non-vested restricted stock activity for the nine months ended December 31, 2008 is presented in the table below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, March 31, 2008	8,361,666	$0.39
Granted	400,000	0.41
Vested	(1,660,830)	0.33
Forfeited	(916,666)	0.60
Non-vested, December 31, 2008	6,184,170	$0.37

[6]	Stock repurchase program:

On November 13, 2008, the Company’s Board authorized the repurchase of up to 1,000,000 shares of the Company’s common stock, at the discretion of the Company’s management. On November 19, 2008, the Company’s Board authorized the repurchase of up to $1,000,000 of the Company’s common stock, at the discretion of the Company’s management, in lieu of the repurchase of up to 1,000,000 shares of the Company’s common stock. During the quarter ended December 31, 2008, the Company did not repurchase any of its equity securities.

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

As of December 31 and March 31, 2008, the Company had a deferred lease liability of $254,852 and $233,764, respectively, which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments and is included in accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition.

Future minimum commitments related to non-cancelable operating leases as of December 31, 2008 are as follows:

Years Ended	Office	Equipment
December 31,	Leases	Leases	Total

2009	$542,000	$13,000	$555,000
2010	509,000	8,000	517,000
2011	531,000	-	531,000
2012	376,000	-	376,000
2013	-	-	-

	$1,958,000	$21,000	$1,979,000

NOTE G - COMMITMENTS AND CONTINGENCIES, continued

[1]	Leases, continued:

Rent expense, net of sublease income, was approximately $283,501 and $880,239 for the three and nine months ended December 31, 2008 and $280,000 and $1,117,000 for the three and nine months ended December 31, 2007, respectively.

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

Future minimum salary commitments pursuant to these employment agreements are as follows:

Years Ended
December 31,

2009	$400,000
2010	400,000
2011	400,000
2012	0
2013	0
$1,200,000

[3]	Letter of credit:

In connection with the new Jersey City office lease, on April 20, 2006 Hudson deposited a one-year $225,000 irrevocable standby letter of credit with the landlord as security, which automatically renews for additional one-year terms, unless sixty days written notice is provided. Pursuant to the lease agreement, Hudson is required to maintain the letter of credit until sixty days following the expiration of the lease. On April 5, 2006, Hudson deposited $225,000 with the issuing financial institution in the form of an automatically renewable, fourteen-month time deposit, in order to collateralize the letter of credit. The time deposit, plus accrued interest, is included in cash-restricted on the accompanying Condensed Consolidated Statements of Financial Condition.

[4]	Contingencies:

The Company has been named as a defendant in various actions relating to its activities as a broker-dealer including a civil action and a regulatory investigation. On May 5, 2008, Hudson received a letter from FINRA alleging certain violations. On June 16, 2008, Hudson submitted a response to FINRA. On or about October 7, 2008, the Company verbally agreed to settle with FINRA on a violation limited to failure to tailor anti-money laundering procedures to include market making and trading, plus a $10,000 fine. On January 8, 2009, FINRA accepted the Company’s Letter of Acceptance, Waiver and Consent. From time to time, the Company is also involved in arbitrations and proceedings by self-regulatory organizations. Management believes it has meritorious defenses to all such actions brought against the Company and intends to defend each of these actions vigorously. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company’s management, the ultimate resolution of such actions against the Company will have no material adverse effect on the Company's financial condition. On September 29, 2008, the Company filed a Statement of Claim with a self-regulatory organization against a former employee.  See Note E for additional details.

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

At December 31, 2008, Hudson had net capital of $7,838,897, which was $6,838,897 in excess of its required net capital of $1,000,000.

NOTE I - RELATED PARTY TRANSACTIONS

Mark Bisker, Chief Technology Officer (as a consultant) and Director (effective September 2007) of the Company, was the Chief Executive Officer and a Director of a consulting firm that provided software development services to the Company, an entity in which he held a 31.5% ownership interest, until November 29, 2007 when the consulting firm was sold to a third party.  Services valued at $64,270 and $235,064 were provided to the Company by this consulting firm during the three and nine months ended December 31, 2007, respectively, most of which has been capitalized as internally developed software (see Note B[3]). Of these amounts, none remained unpaid as of December 31 and March 31, 2008.

NOTE J – REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be customers or employees who account for 10% or more of the total revenues generated by the Company during the period. The Company had one such active employee who accounted for 41% and 26% of total revenues, which included revenues from a single customer that accounted for 32% and 18% of total revenues, during the three and nine months ended December 31, 2008, respectively. Another active employee accounted for 10% and 14% of total revenues during the three and nine months ended December 31, 2007. Another employee resigned on September 8, 2008 that generated 13% of total revenues during the three months ended December 31, 2007.

NOTE K – INCOME TAXES

The principal components of the net deferred tax asset are as follows:

	December 31,	March 31,
	2008	2008
Deferred taxes:

Net operating loss carryforwards	$320,000	$290,000
Minimum tax carryforward credits	181,100	67,000
Reserve for commissions receivable and bad debts	82,500	55,000
Prepaid compensation amortization	622,000	252,000
Contributions carryforward deductions	25,500	17,000
Deferred rent	93,000	93,000
Stock-based compensation	311,700	193,000
Excess of tax over book basis of fixed assets	74,000	63,000

Total gross deferred tax assets	1,709,800	1,030,000
Excess of book over tax basis of capitalized software	(281,000)	(212,000)
Net deferred tax asset before valuation allowance	1,428,800	818,000
Valuation allowance	(169,000)	(113,000)

Net deferred tax asset	$1,259,800	$705,000

The Company files a consolidated federal income tax return, as well as state income tax returns in certain jurisdictions. Federal and state income tax returns, beginning with those filed for the ten months ended October 31, 2004 and through March 31, 2007, remain subject to exam.  The Company had approximately $1,608,000 of federal net operating losses (“NOLs”) that were generated during the fiscal year ended March 31, 2008, of which (a) approximately $1,231,000 are federal NOLs that are eligible to be carried back against prior period taxable income and for which the Company has recognized approximately $396,000 of current income tax receivables; plus (b) approximately $377,000 of federal NOL carryforwards which expire in 2028 and are offsetting current year taxable income of the same amount. In addition, the Company has established a $75,000 current income tax receivable associated with estimated tax payments for the year ended March 31, 2009, for which there currently is no liability. In addition, as of December 31, 2008, the Company has approximately $2,846,000 of state NOL carryforwards, which expire between 2011 and 2015. The valuation allowance increased by $42,000 and $56,000 during the three and nine months ended December 31, 2008, respectively.  As of December 31, 2008, based on the Company’s projections of future taxable income, the Company believes that it is more likely than not that the future tax benefits associated with the net deferred tax asset will be realized.

NOTE L - SUBSEQUENT EVENT

During January 2009, 681,250 shares of restricted stock vested.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Hudson Holding Corporation and Subsidiaries’ (the “Company”) condensed consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

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

Business Environment

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability. The current financial crisis had the immediate impact of increasing market volatility, thereby causing a spike in our trading volume. However, weak economic conditions could ultimately reduce our trading volume and net revenues and adversely affect our profitability. In periods of reduced market activity, our profitability may also be affected because certain expenses, such as salaries, certain communications costs, and occupancy remain relatively fixed.

Results of Operations

Three months ended December 31, 2008 compared to three months ended December 31, 2007

Consolidated Statement of	Three Months Ended	Three Months Ended
Operations Data:	December 31, 2008	December 31, 2007
	(unaudited)	(unaudited)

Trading gains, net	$8,755,272	$2,081,690
Commissions and fees	3,332,552	3,245,707
Interest and other	135,390	283,238
Total revenues	$12,223,214	$5,610,635

Net loss	$(174,385)	$(895,094)

We had overall revenues consisting of commission and fee revenues, net trading gains, plus interest and other income of $12,223,214 for the three months ended December 31, 2008 as compared to $5,610,635 for the three months ended December 31, 2007, an increase of $6,612,579 or 118%. Net trading gains were $8,755,272 compared to $2,081,690 during the same period in the prior year, an increase of $6,673,582 or 321%, due to the addition of trading-focused sales traders and a significant customer which comprised 32% of total revenues during the three months ended December 31, 2008. Commission and fee revenues were $3,332,552 compared to $3,245,707 during the same period last year, an increase of $86,845 or 3%. Interest and other income were $135,390 compared to $283,238 during the comparable period last year, a decrease of $147,848, or 52%, primarily due to a decrease in fees from introducing brokers.

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

Commission payouts were $6,291,759 (51% of revenues) in the three months ended December 31, 2008 compared to $3,144,313 (56% of revenues) in the comparable prior year period, an increase of $3,147,446 or 100%. The commission payouts declined as a percentage of revenues, primarily due to the shift in the revenue mix toward lower-payout trading revenues. Execution and clearance charges were $1,368,218 (11% of revenues) in the three months ended December 31, 2008 as compared to $662,417 (12% of revenues) in the three months ended December 31, 2007, an increase of $705,801 or 107%, primarily due the increase in revenues. Communication costs were $1,424,191 in the quarter ending December 31, 2008 compared to $1,198,947 in the same quarter last year, an increase of $225,244 or 19%, primarily due to additional equipment and services required for new hires. Occupancy costs were $283,501 in the quarter ending December 31, 2008 compared to $280,198 in the same quarter last year, an increase of $3,303 or 1%.

Salaries and related costs were $1,981,585 compared to $1,001,601 in the comparable quarter in the prior year, an increase of $979,984 or 98%, primarily due to an increase in stock-based compensation expense and other recruiting incentives. Professional fees were $342,272 compared to $288,675 in the comparable quarter in the prior year, an increase of $53,597 or 19%, primarily due to an increase in legal and accounting services. Business development expenses were $177,308 in the quarter ending December 31, 2008 compared to $257,326 in the prior period quarter, a decrease of $80,018 or 31%. An employee who generated 13% of total revenues during the three months ended December 31, 2007, who resigned on September 8, 2008, incurred significant marketing costs during the quarter. Other expenses were $401,834 in the quarter ending December 31, 2008 compared to $299,616 in the prior period quarter, an increase of $102,218 or 34%, primarily due to increased software amortization and maintenance expense.

The pre-tax loss was $47,453 for the three months ended December 31, 2008, compared to a pre-tax loss of $1,522,458 for the three months ended December 31, 2007. The pre-tax loss decreased, primarily due to the increase in revenues and gross margin ratio, partially offset by increased recruiting incentives.  There was a net loss of $174,385 for the three months ended December 31, 2008 as compared to a net loss of $895,094 during the same quarter last year. The income tax expense was $126,932 for the three months ended December 31, 2008, compared to the income tax benefit of $627,364 for the three months ended December 31, 2007, primarily due to the smaller pre-tax loss, partially offset by an increase in certain minimum taxes and a reduction in the realizability of certain deferred tax assets associated with stock-based compensation on account of stock price declines.

Nine months ended December 31, 2008 compared to nine months ended December 31, 2007

Consolidated Statement of	Nine Months Ended	Nine Months Ended
Operations Data:	December 31, 2008	December 31, 2007
	(unaudited)	(unaudited)

Trading gains, net	$18,389,992	$10,999,896
Commissions and fees	10,820,772	5,139,762
Interest and other	788,013	760,050
Total revenues	$29,998,777	$16,899,708

Net loss	$(1,140,866)	$(1,983,806)

We had overall revenues consisting of commission and fee revenues, net trading gains, plus interest and other income of $29,998,777 for the nine months ended December 31, 2008 as compared to $16,899,708 for the nine months ended December 31, 2007, an increase of $13,099,068 or 78%. Net trading gains were $18,389,992 compared to $10,999,896 during the same period in the prior year, an increase of $7,390,095 or 67%, due to the addition of trading-focused sales traders and a significant customer which comprised 18% of total revenues during the nine months ended December 31, 2008. Commission and fee revenues were $10,820,772 compared to $5,139,762 during the same period last year, an increase of $5,681,010 or 111%, due to a significant expansion of our institutional sales effort. Interest and other income were $788,013 compared to $760,050 during the comparable period last year, an increase of $27,963, or 4%, primarily due to an increase in net interest income, partially offset by reduced introducing broker fees.

Commission payouts were $14,753,010 (49% of revenues) in the nine months ended December 31, 2008 compared to $8,594,607 (51% of revenues) in the comparable prior year period, an increase of $6,158,403 or 72%. The commission payouts declined as a percentage of revenues, primarily due to the shift in the revenue mix toward lower-payout trading revenues.  Execution and clearance charges were $2,699,543 (9% of revenues) in the nine months ended December 31, 2008 as compared to $1,442,895 (9% of revenues) in the nine months ended December 31, 2007, an increase of $1,256,648 or 87%, primarily due to the increase in revenues. Communication costs were $4,206,126 in the nine months ending December 31, 2008 compared to $3,752,720 in the same period last year, an increase of $453,407 or 12%, primarily due to additional equipment and services required for new hires. Occupancy costs were $880,239 in the nine months ending December 31, 2008 compared to $1,117,277 in the same period last year, a decrease of $237,038 or 21%, due to the expiration of our lease at our former headquarters location.

Salaries and related costs were $6,153,132 compared to $3,164,147 in the comparable period in the prior year, an increase of $2,988,986 or 95%, primarily due to an increase in stock-based compensation expense, bonus payments, and other recruiting incentives. Professional fees were $1,132,073 compared to $751,459 in the comparable period in the prior year, an increase of $380,613 or 51%, primarily due to an increase in director stock-based compensation expense, plus expanded legal and accounting services. Business development expenses were $602,321 in the nine months ending December 31, 2008 compared to $503,045 in the same period last year, an increase of $99,275 or 20%, due to an expansion of our marketing efforts.  Other expenses were $1,141,906 in the nine months ending December 31, 2008 compared to $821,643 in the same period last year, an increase of $320,262 or 39%, due to increased software amortization and maintenance expense and subscription expense.

The pre-tax loss was $1,569,574 for the nine months ended December 31, 2008, compared to a pre-tax loss of $3,248,085 for the nine months ended December 31, 2007. The pre-tax loss decreased, primarily due to the increase in revenues, partially offset by increased recruiting incentives.  There was a net loss of $1,140,866 for the nine months ended December 31, 2008 as compared to a net loss of $1,983,806 during the same period last year. The income tax benefit was $428,708 for the nine months ended December 31, 2008, compared to the income tax benefit of $1,264,279 for the nine months ended December 31, 2007, primarily due to the smaller pre-tax loss, partially offset by an increase in certain minimum taxes and a reduction in the realizability of certain deferred tax assets associated with stock-based compensation on account of stock price declines.

Liquidity and Capital Resources

	As of	As of
Consolidated Balance Sheet Data:	December 31, 2008	March 31, 2008
	(unaudited)

Working capital	$9,780,288	$6,899,114
Total assets	$19,477,965	$17,323,538
Total liabilities	$3,774,235	$5,248,140
Stockholders' equity	$15,703,730	$12,075,398

Working Capital

Our working capital (current assets less current liabilities) increased to $9.8 million at December 31, 2008 from $6.9 million at March 31, 2008, primarily as a result of the receipt of the $3.9 million net private placement proceeds and $1.4 million of positive cash flow from operations, partially offset by $1.7 million of additional recruiting incentive payments. Current assets include cash, receivable from clearing broker (cash on deposit with our clearing broker), marketable securities, income taxes receivable and other assets (except for long-term security deposits). All liabilities, except approximately $0.2 million of long-term deferred rent, are current liabilities.

We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. On November 19, 2008, our Board authorized the repurchase of up to $1,000,000 of our common stock, at the discretion of management.

We currently do not have any outstanding bank borrowings or long-term debt. On April 20, 2006, we provided a $225,000 letter of credit to the landlord associated with our new headquarters space, after depositing $225,000 of collateral with the issuing financial institution in the form of a fourteen month time deposit.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities (investment banking, fixed income, options, etc.) including possible synergistic acquisition opportunities. Such expansion could require the issuance of additional forgivable employee loans, restricted stock, stock options or other stock-based awards in order to recruit and retain experienced professionals (see Notes E and F to the condensed consolidated financial statements for additional details). See Note H to the condensed consolidated financial statements for additional details related to regulatory net capital requirements. We still expect that any further significant expansion or acquisition opportunities may require additional subordinated debt or equity issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our contractual commitments consist primarily of office and equipment leases, plus commitments related to certain employment agreements (see Note G to the condensed consolidated financial statements for additional details).  Technologies was formed as a Delaware corporation on May 22, 2006 and was funded with a total of $550,000 during the fiscal year ended March 31, 2007.  The purpose of Technologies is to perform software development and technology services, both for the Company and for customers.

Our cash position decreased by $5,793,986 to $378,362 during the nine months ended December 31, 2008, after decreasing by $4,741,774 to $370,501 during the nine months ended December 31, 2007. However, it should be noted that our cash position is primarily a function of the extent to which our funds are deployed in marketable securities or on deposit with our clearing broker. On December 31, 2008, we had $2,625,893 in net securities positions and $8,532,750 on deposit with our clearing brokers.

Operating Activities

Net cash used in operating activities was $9,143,983 during the nine months ended December 31, 2008, primarily as a result of depositing an incremental $6,057,175 of cash with our clearing broker, a $2,980,717 increase in net securities positions and a $1,750,000 increase in forgivable loans given to new salespersons as a recruiting incentive, partially offset by $1,386,652 of positive cash flow from operations. Net cash used in operating activities was $4,233,379 during the nine months ended December 31, 2007, primarily as a result of depositing an incremental $2,107,063 of cash with our clearing broker, the extension of $2,419,000 of forgivable loans to new salespersons as a recruiting incentive, and a $1,983,806 net loss from operations during the period, partially offset by $2,036,921 of negative cash flow from operations.

Investing Activities

Net cash used in investing activities was $567,975 during the nine months ended December 31, 2008 and $508,395 during the nine months ended December 31, 2007, primarily due to the ongoing development of capitalized software.

Financing Activities

Net cash provided by financing activities was $3,917,972 during the nine months ended December 31, 2008, due to the receipt of the net private placement proceeds. There was no net cash provided by financing activities during the nine months ended December 31, 2007.

Off Balance Sheet Arrangements

On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our new office lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen month time deposit, in order to collateralize the letter of credit. As of December 31, 2008, we had no other off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company has been named as a defendant in various actions relating to its activities as a broker-dealer including a civil action and a regulatory investigation. On May 5, 2008, Hudson received a letter from FINRA alleging certain violations. On June 16, 2008, Hudson submitted a response to FINRA. On or about October 7, 2008, the Company verbally agreed to settle with FINRA on a violation limited to failure to tailor anti-money laundering procedures to include market making and trading, plus a $10,000 fine. On January 8, 2009, FINRA accepted the Company’s Letter of Acceptance, Waiver and Consent. From time to time, the Company is also involved in arbitrations and proceedings by self-regulatory organizations. Management believes it has meritorious defenses to all such actions brought against the Company and intends to defend each of these actions vigorously. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company's management the ultimate resolution of such actions against the Company will have no material adverse effect on the Company's financial condition. On September 29, 2008, the Company filed a Statement of Claim with FINRA Dispute Resolution, claiming a former employee for (a) repayment of a $1,019,000 loan, plus interest; (2) reimbursement of $336,341 of commission overpayments; plus (c) reimbursement of legal fees and other costs associated with arbitration proceeding.  On September 30, 2008, FINRA Dispute Resolution sent a letter to the former employee informing him that he must respond to the Company’s claim by no later than November 16, 2008. On November 19, 2008, the former employee’s attorneys responded to FINRA. The company is awaiting the scheduling of a hearing.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On November 13, 2008, the Company’s Board authorized the repurchase of up to 1,000,000 shares of the Company’s common stock, at the discretion of the Company’s management. On November 19, 2008, the Company’s Board authorized the repurchase of up to $1,000,000 of the Company’s common stock, at the discretion of the Company’s management, in lieu of the repurchase of up to 1,000,000 shares of the Company’s common stock. During the quarter ended December 31, 2008, the Company did not repurchase any of its equity securities.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements*

32.2	Certification by the Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements*

99.1	Press Release Related to Hudson Holding Corporation's Earnings for the Three and Nine Months Ended December 31, 2008

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

Dated: February 11, 2009	By:	/s/ Martin C. Cunningham
Name: Martin C. Cunningham
Title: Chairman and Chief Executive Officer

Dated: February 11, 2009	By:	/s/ Keith R. Knox
Name: Keith R. Knox
Title: President and Principal Accounting Officer