Form 10-K
period 2009-03-31
HUDSON HOLDING CORP
filed 2009-06-26
CIK 804157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from              to

Commission file number: 000-15936

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $6,271,294 as of June 18, 2009, based upon the closing price on the OTC Bulletin Board reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

As of June 18, 2009, the Registrant had 47,794,537 outstanding shares of its Common Stock, $0.001 par value.

HUDSON HOLDING CORPORATION

FORM 10-K

PART I

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Annual Report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This Form 10-K Annual Report contains forward-looking statements, including statements regarding, among other things, (a) our projected revenues and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in other sections of this Annual Report generally.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward looking statements such as intensified competition and/or operating problems and their impact on revenues and profit margins or additional factors as described in Hudson Holding Corporation’s’ previously filed registration statements and as more fully described under “Risk Factors” above.

Item 1. Business

Our Business

General

Hudson Holding Corporation (“Holding”) is engaged in the securities brokerage business through its wholly owned subsidiaries, namely Hudson Securities, Inc. (“Hudson”) and Hudson Technologies, Inc. (“Technologies”), (collectively the “Company”). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority (“FINRA”). The Company’s headquarters are in New Jersey and it has branch offices in various metropolitan locations. Technologies was formed for the purpose of providing software development and technology services for Hudson and for third parties. In the fourth quarter which ended March 31, 2009, we announced the formation of a new investment banking and research unit.

Operations

Hudson is a member of FINRA and the Securities Investor Protection Corporation “SIPC”. Hudson is a leading independent market maker firm dedicated to meeting the liquidity needs of clients: institutions, hedge funds, asset managers, and broker dealers, by providing execution solutions and making markets in over 15,000 U.S. and foreign securities and ADRs. Hudson has been in business since 1984.

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

Providing trade executions generates two types of revenue for Hudson, commissions and fee revenue, plus sales and trading revenue.

Commissions and fee revenue comes from the fees that Hudson charges its customers for executing their orders, generally a fixed price per share traded. Revenue may vary with the number and size of Hudson’s customers and with their level of trading activity. Commissions and fee revenue is free of market risk for Hudson since Hudson either transacts as an agent or on a riskless principal basis.

Sales and trading revenue is primarily derived from the profit and loss associated with purchases and sales of securities to facilitate customer transactions, including securities in which Hudson makes markets. In doing so, the firm itself is at risk to changes in stock prices. Sales and trading revenues are obtained by paying less to buy shares for its own account than the firm receives for selling those shares. Because the price for which the firm is willing to purchase shares (its “bid” price) is always less than the price at which it would then sell those shares (its “ask” price), trading with a customer can present a market maker with an opportunity to capture the difference between these prices (the “bid-ask spread”) provided it can find a counterparty with whom to trade in the same security before the stock price moves against the trader. Finding a counterparty to take the other side of a trade can be challenging, and failure to find a counterparty at the right price or time can lead to a loss.

Competitive Advantages

Hudson believes that it differentiates itself by the stocks it trades and by the customers it serves. While many of the firm’s competitors emphasize NASDAQ National Market stocks, Hudson focuses on providing liquidity in difficult-to-trade stocks, including shares quoted on the OTC Bulletin Board and Pink Sheets and second tier and Small-Cap NASDAQ stocks. Hudson’s strategy is to maintain and grow existing relationships with retail firms while seeking to attract new customers from among other retailers that the firm’s competitors neglect as well as targeted institutions. We believe that we differentiate ourselves by offering:

•	Advanced and scalable trade execution platform with connectivity to all trading venues

•	Long term relationships and approach to customer service

•	Consultative approach towards providing liquidity

•	Expertise in providing liquidity in hard-to-trade equities

Hudson also differentiates itself by offering a full range of corporate finance and capital markets services, which we believe complement our primary business.

Technology

Hudson maintains a multi-tier connectivity network to receive customers’ orders, to monitor the markets, and to communicate with trading partners. Hudson’s traders have the ability to trade all U.S. equities, using Sungard’s BRASS order management system to process incoming orders and its UMA market access system and the NASDAQ Level III system to enter orders. These systems interface with Ridge Clearing and Outsourcing Solutions, Inc. and Goldman Sachs Execution & Clearing, L.P. (Hudson’s clearing brokers) to ensure trades are processed. The firm’s headquarters and branch offices are in constant communication and can serve as back-up for one another in case of system failures.

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

Technologies is the hardware and software technology division of the Company. Technologies creates and develops software to enhance the trading environment of Hudson and to meet Hudson’s customers’ needs for customized services. To date, Technologies has created applications that advance the base functionality of BRASS, a Sungard Order Management System. The profit and loss system developed by Technologies is a tool for equities sales traders of Hudson which on a nightly basis calculates what they have earned based on their customer order flow. The system also creates a management report, as well as several other customer reports to enhance the value of Hudson to its clients. In the future, to the extent that these programs may be useful for other brokerage firms, Technologies may sell or license these programs to others.

Technologies, through its value added vendor relationships, has created several modules using the BRASS OAPI, (an open application programming interface which allows Hudson to write code to the application) which will be able to provide added functionality for the traders of Hudson. Technologies also operates a carrier neutral co-location data center where customers can rent cabinets, paying Technologies a monthly fee. Technologies also generates revenues by providing co-location customers with remote hands support. We are continuously working to extend the functionality of our order management and execution systems. Specifically, we seek to optimize all aspects related to the quality of order execution, such as speed and effective spread of executions. We are also developing additional systems to improve the efficiency of our operations.

Future Products and Services

Hudson is actively seeking to expand into complementary businesses, both by developing new product/service offerings that will be valuable to the firm’s existing customers and by entering into strategic partnerships with related businesses that can increase its number of new customers. For example, we recently announced the formation of a new investment banking unit that will offer a full range of corporate finance and capital market services which will operate and be known as the Westminster Securities division of Hudson Securities, Inc. We also recently hired a group of institutional sales traders from the institutional brokerage services unit at Schonfeld IBS which exited that business. There can be no assurance that we will meet our goal. We believe that strategic partnership candidates include boutique investment banking, research and money management firms. It may be necessary to acquire new businesses or hire experienced personnel to effectuate expansion plans in these areas.

Our Market Making Activities

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

Industry Participants

Over the last several years there has been a rapid consolidation in the market making industry, as global financial corporations that entered the business near the height of the market in the late 1990’s subsequently scaled back, as the market (and trading volumes and profits) retreated. While 150+ “market makers” are currently registered to trade bulletin board stocks*, we believe that many choose to register as market makers for technical reasons, and only a handful of these firms (including Hudson) actively compete to fill orders from retail brokers’ customers. Historically, two of the largest market makers, Knight Equity Markets and UBS Securities, dominate the market, accounting for a majority of NASDAQ, OTC Bulletin Board and Pink Sheet volume.

*	according to http://www.otcbb.com/dynamic/tradingdata/MarketMakersPositions/MMakersdata.htm

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

Many of our competitors have greater financial, technical and personnel resources than Hudson. We compete with over 150 market makers, and specifically with Knight Trading Group and UBS Securities, two of the largest market makers. Our ability to continue to compete with other market makers will depend on our financial resources, trading ability, and our ability to provide other complementary services to our clients.

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

Significant legislation, rule-making and market structure changes have occurred over the last few years that have had an impact on the Company. First, decimalization was introduced in January 2001 in NYSE and AMEX listed securities, and in Nasdaq markets in April 2001. Decimalization, combined with the one-penny minimum price increment, has had a dramatic reduction in average spreads, which in turn has had a profound effect on our profitability. Second, in 2002 Nasdaq launched SuperMontage, a Nasdaq routing and execution system. SuperMontage transformed Nasdaq from a quote-driven market to a full-order-driven market as quotes and orders are treated the same. Under SuperMontage, market makers and ECNs are able to show trading interest at five different price levels, allowing investors to see individual and aggregated interest across all market participants at the National Best Bid or Offer (“NBBO”) and four additional layers above or below the NBBO. Third, the introduction of SuperMontage, which is not used by all market participants, and the increase in trading of Nasdaq-listed securities by other exchanges has created market fragmentation. This lack of linkage between market centers has resulted in an increase in locked and crossed markets, fragmented liquidity pools and different market centers using different sets of regulatory rules and regulations. Fourth, the U.S. Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, requires the implementation and maintenance of internal practices, procedures and controls which will increase our costs and may subject us to regulatory inquiries, claims or penalties. Lastly, the Sarbanes-Oxley Act of 2002 has led to sweeping changes in corporate governance. This far reaching legislation has significantly affected public companies by enacting provisions covering corporate governance, board of directors and audit committee structure, management and control structure, new disclosure requirements, oversight of the accounting profession and auditor independence. The SEC also responded by, among other things, requiring chief executive officers and Principal Financial and Accounting Officers of public companies to certify the accuracy of certain financial reports and certain other SEC filings.

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

The SEC, FINRA and various other regulatory agencies have rigid rules, including the maintenance of specific levels of net capital by securities brokers and dealers pursuant to the SEC’s Uniform Net Capital Rule 15c3-1 with which the Company must comply. As of March 31, 2009, the Company had total net capital of approximately $6,109,000, which is approximately $5,109,000 in excess of the Company’s minimum net capital requirement of $1,000,000.

Additionally, the Company is subject to periodic, routine finance and operations reviews by SEC and FINRA staff, plus state securities divisions. It should be noted that the Company has a disciplinary record with FINRA and fines have been levied against the Company for violations that occurred during the tenure of the prior management. Given FINRA’s policy of progressive disciplinary actions, this prior record could adversely impact the Company if we are cited for additional violations. On May 5, 2008, Hudson received a letter from FINRA alleging certain regulatory violations. On June 16, 2008, Hudson submitted a response to FINRA. On or about October 7, 2008, Hudson verbally agreed to settle with FINRA on a violation limited to failure to tailor anti-money laundering procedures to include market making and trading, plus a $10,000 fine. On January 8, 2009, FINRA accepted Hudson’s Letter of Acceptance, Waiver and Consent.

Employees

As of June 18, 2009, we employed 129 permanent individuals, of which 123 are full-time employees. We believe our relations with our employees are good. None of our employees are represented by a union or any collective bargaining agreements.

Corporate Information

Our principal offices are located at 111 Pavonia Avenue, Suite 1500A, Jersey City, New Jersey 07310 and our telephone number is (201) 216-0100. Our corporate website is http://www.hudsonholdingcorp.com. The information on our website is not incorporated by reference to this annual report. We file reports and other information with the SEC. The SEC maintains an internet site that contains reports, proxy, information statements and other information at http://www.sec.gov.

Risk Factors

An investment in our securities presents a high degree of risk. You should carefully consider the following risks, in addition to the other information presented in this annual report before deciding to purchase or to sell our securities. If any of the following risks actually materialize, our business and prospects could be seriously harmed, the price and value of our securities could decline and you could lose all or part of your investment.

Risks Related to Our Business

Stock market volatility and other securities industry risks could adversely affect our business.

Substantially all of our revenues are derived from securities market activities. As a result, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have been very volatile, which has periodically reduced trading volume and net revenues. The tightening of credit, the terrorist attacks in the United States on September 11, 2001, the invasion of lraq in 2003 and other events have also resulted in substantial market volatility and accompanying reductions in trading volume and net revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and adversely affect our profitability.

We are subject to market exposure and could be adversely affected by a decrease in the price of securities which we hold in our trading accounts.

We conduct our market-making activities predominantly as principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale of securities for our own account and, accordingly, involve risks of price fluctuations and illiquidity, or rapid changes in the liquidity of markets that may limit or restrict our ability to either resell securities we purchase or to repurchase securities we sell in such transactions. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry, which might result in higher trading losses than would occur if our positions and activities were less concentrated. Further, we may trade on margin, which permits us to borrow funds from our clearing broker in order to take positions for our own account that exceed the available funds that we have deposited with our clearing broker, which might result in higher trading losses than would occur if our positions and activities were restricted to our funds on deposit. The success of our market-making activities primarily depends upon our ability to attract order flow, the skill of our personnel, general market conditions, the amount of, and volatility in, our quantitative market-making and program trading portfolios, effective hedging strategies, the price volatility of specific securities and the availability of capital. To attract order flow, we must be competitive on price, size of securities positions traded, liquidity, order execution, technology, reputation and client relationships and service. In our role as a market maker, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. However, competitive forces often require us to match the quotes other market makers display and to hold varying amounts of securities in inventory. By having to maintain inventory positions, we are subject to a high degree of risk. There can be no assurance that we will be able to manage such risk successfully or that we will not experience significant losses from such activities.

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

We are dependent on our clearing brokers, which may go out of business or charge us for a default by a counterparty to a trade.

As a market maker, the majority of our securities transactions are conducted as principal with broker-dealer and institutional counterparties located in the United States. We clear our securities transactions through two unaffiliated clearing brokers. Under the terms of the agreements between us and our clearing brokers, the clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations. No assurance can be given that any such counterparty will not default on its obligations, which default could have a material adverse effect on our business, financial condition and operating results. In addition, at any time, a substantial portion of our assets are held by our clearing brokers and, accordingly, we are subject to credit risk with respect to such clearing brokers. Consequently, we are reliant on the ability of our clearing brokers to adequately discharge their obligations on a timely basis. We are also dependent on the solvency of such clearing brokers. Any failure by the clearing brokers to adequately discharge their obligations on a timely basis, or failure by the clearing brokers to remain solvent, or any event adversely affecting the clearing brokers, could have a material adverse effect on our business, financial condition and operating results. If our clearing brokers were to go out of business or decide not to continue to act as our clearing broker, our operating results would be adversely affected until we could replace them.

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

During the period from approximately 1990 through July 31, 2004, primarily while our operating subsidiary Hudson was owned by and supervised by different management and owners and operating under a different name, we were cited by FINRA for violations of FINRA’s Rules of Fair Practice and Marketplace Rules on at least 20 occasions and were fined amounts ranging from $250 to $82,500. The total amount of such fines was approximately $405,000. The existence of such prior violations could have an adverse effect on us should such violations recur under the supervision of current management. On May 5, 2008, Hudson received a letter from FINRA alleging certain violations. On June 16, 2008, Hudson submitted a response to FINRA. On or about October 7, 2008, Hudson verbally agreed to settle with FINRA on a violation limited to failure to tailor anti-money laundering procedures to include market making and trading, plus a $10,000 fine. On January 8, 2009, FINRA accepted Hudson’s Letter of Acceptance, Waiver and Consent.

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

We also plan to expand into complementary businesses, both by developing new product/service offerings that will be valuable to our existing customers and by entering into strategic partnerships with related businesses that can bring new customers. In addition, we plan to explore expanding our retail brokerage services. There can be no assurance that any of the new products or services will be developed. If we are unable to raise adequate capital, we will not have the available funds to create new products.

Our investments have increased our costs.

We have made investments to (1) expand the number of available trading positions by renting additional office space; (2) increase trade automation by internally developing new and enhanced software; (3) increase the trade throughput capacity by enhancing the trading platform to a third party “dedicated complex”; (4) expand the number of securities in which we provided execution solutions or made markets; (5) expand the institutional sales division through the addition of experienced producers with established account relationships; and (6) expand the service offerings through the addition of an investment banking and research division as well as a retail brokerage presence. These investments have increased our cost base. There can be no assurance that we will be able to successfully generate additional revenues to cover these increased costs.

Our new investment banking and research initiative may not be successful.

We recently announced the formation of a new investment banking unit that will offer a full range of corporate finance and capital market services as the Westminster Securities division of Hudson Securities Inc. There can be no assurance that we will be successful in offering such services.

If we lose senior management and key personnel or are unable to attract and retain skilled employees when needed, we may not be able to operate our business successfully.

We are particularly dependent on the services of Martin Cunningham and Keith Knox. The loss of any of these individuals would have a significant negative effect on our business. In addition, we believe that our success will depend in large part upon our continued ability to attract and retain skilled traders and other employees, which is difficult because the market for the services of such individuals is very competitive. On January 4, 2007, the Company entered into five year employment agreements, effective as of January 1, 2007, as amended May 19, 2008, with Mr. Martin C. Cunningham and Mr. Keith R. Knox, whereby each will continue in their present positions, Chief Executive Officer and President, respectively.

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

Currently, one former employee has indicated that he disputes certain terms of his contract which would permit us to recover the prepaid compensation. On September 29, 2008, Hudson filed a statement of claim with the FINRA Dispute Resolution arbitrators claiming for repayment of the $1,019,000 loan amount plus interest and other disputed amounts. Arbitration hearings have been scheduled for September 2009. There can be no assurance that we will be successful in recovering the funds advanced.

We need to comply with stringent capital requirements and therefore if we suffer significant losses we would be below our net capital requirement.

Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer, less deductions for certain types of assets. Currently, we are required to maintain net capital of at least $1,000,000. As of March 31, 2009, we had net capital of approximately $6,109,000 and excess net capital (that is, net capital less required net capital) of approximately $5,109,000. We intend to maintain such funds as are necessary to operate our business and to maintain compliance with regulatory net capital requirements. Changes to our business may require us to maintain higher net capital levels than currently. If we fail to maintain the required net capital, we may be subject to suspension or revocation of our licenses. If such net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, we might be required to limit or discontinue those portions of our business that require the intensive use of capital. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Our exposure to possible litigation and regulatory proceedings could adversely affect our business.

From time to time, Hudson is named as a defendant in various routine actions that are incidental to its activities as a broker-dealer, including civil actions, arbitrations, plus proceedings and investigation by self-regulatory organizations. Many aspects of the securities brokerage business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

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

Our revenues have been dependent on certain key employees and/or customers.

One of the Company’s employee accounted for 27% of total revenues, which included revenues from a single customer that accounted for 18% of total revenues, during the fiscal year ended March 31, 2009. During the fiscal year ended March 31, 2008, the Company had one such active employee who accounted for 11% of total revenues. The loss of, or reduced role of, such employees and/or such employee’s customers would have an adverse impact on our revenues.

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

The application of the “penny stock” rules to our Common Stock could limit the trading and liquidity of the Common Stock, adversely affect the market price of our Common Stock and increase your transaction costs to sell those shares.

As long as we are not listed on an exchange and the trading price of our Common Stock is below $5.00 per share, the open-market trading of our Common Stock will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the Common Stock, reducing the liquidity of an investment in the Common Stock and increasing the transaction costs for sales and purchases of our Common Stock as compared to other securities.

The market price for our Common Stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and variable profitability which could lead to wide fluctuations in our share price. You may be unable to sell your Common Stock at or above your purchase price, which may result in substantial losses to you.

The market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our Common Stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our Shares could, for example, decline precipitously in the event that a large number of shares of our Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history, and uncertainty of future market acceptance for our services. As a consequence of this enhanced risk, more risk adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

Four current or former employees beneficially own approximately 35% of the voting capital stock of our company.

Martin Cunningham, Keith Knox, Mark Leventhal and Steven Winkler (a retired trading manager at the Company’s wholly-owned broker-dealer subsidiary), each beneficially own approximately 11%, 7%, 8% and 9% of our common stock, respectively. Accordingly, these four individuals could substantially influence the outcome of any matters submitted to a vote of our stockholders, management policy or financing decisions.

Three other shareholders beneficially own approximately 50% of the voting capital stock of our company.

South Ferry #2 LP, Kenneth Pasternak and Seaport Hudson LLC each beneficially own approximately 6.9%, 19.8% and 23.2% of our common stock, respectively. Accordingly, these shareholders could substantially influence the outcome of any matters submitted to a vote of our stockholders, management policy or financing decisions.

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

In a June 2008 private placement, the Company issued 8,000,000 shares of Common Stock and a warrant to purchase 4,000,000 shares at an exercise price of $0.75 per share. The securities were sold subject to a registration rights agreement which mandates that the Company use its commercially reasonable efforts to file a registration statement within 30 days of the closing and to obtain effectiveness within 90 days after the closing (120 days if the SEC reviews the registration statement). A registration statement was filed on July 18, 2008, amended on August 15, 2008, and declared effective on August 22, 2008.

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

There are limitations in connection with the availability of quotes and order information on the OTC Bulletin Board

Trades and quotations on the Over the Counter Bulletin Board (the “OTCBB”) involve a manual process, and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly. Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

There are delays in order communication on the OTCBB.

Electronic processing of orders is not available for securities traded on the OTCBB and high order volume and communication risks may prevent or delay the execution of one’s OTCBB trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our Common Stock. Heavy market volume may lead to a delay in the processing of OTCBB security orders for shares of our Common Stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our Common Stock at the optimum trading prices.

There is limited liquidity on the OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one’s orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of one’s order entry.

There is a limitation in connection with the editing and canceling of orders on the OTCBB.

Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one’s order. Consequently, one may not able to sell shares of our Common Stock at the optimum trading prices.

The large number of restricted stock shares and options to purchase shares that have been granted, and may continue to be granted, to new and existing employees may dilute the ownership interest of existing shareholders and may adversely affect the stock price.

As of March 31, 2009, options to purchase 4,455,000 shares of common stock are outstanding, 5,502,920 shares of unvested restricted stock are outstanding and an additional 10,972,728 shares are available for issuance as awards under the 2005 Plan and 2007 Plan. The 2005 Plan and 2007 Plan have been registered. Given the effectiveness of the Registration Statement, the holders have the ability to sell the shares upon exercise of the options or the vesting of restricted stock. The price of our common stock could significantly decline if such investors elect to sell their shares in the market at times when there are not a corresponding number of investors willing to purchase such shares. In addition, the large number of outstanding options will likely cause an overhang on the market and prevent the market price of the Common Stock from rising above the option exercise prices.

Increased dealer compensation could adversely affect the stock price.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our Common Stock on the OTCBB if the stock must be sold immediately. Further, purchasers of shares of our Common Stock may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTCBB may not have a bid price for shares of our Common Stock on the OTCBB. Due to the foregoing, demand for shares of our Common Stock on the OTCBB may be decreased or eliminated.

Shares eligible for future sale may adversely affect the market.

In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, which we refer to herein as the Securities Act, subject to certain limitations. Shares held for more than six months by non-affiliates shares may be available for public sale without regard to volume limitations and by means of ordinary brokerage transactions in the open market pursuant to Rule 144.

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

Item 2. Properties

Our corporate headquarters are located in 26,875 square feet of office space at 111 Pavonia Avenue in Jersey City, New Jersey, which incorporates a state-of-the-art trading floor that was abandoned by a competitor. This lease expires in August 30, 2012 and our initial monthly base rent is $33,594. As of March 31, 2009, we maintain trading and sales offices in Tinton Falls, New Jersey; Norwalk, Connecticut; and Boca Raton, Florida. In connection with the formation of our Westminster Securities division, we have established offices in New York, New York; St Louis, Missouri; and Atlanta, Georgia. Our offices include a total of 223 trading stations: 140 at headquarters in New Jersey, 16 in Tinton Falls, 12 in Norwalk, 13 in Atlanta and 22 in New York and 20 in Florida. We believe that our existing office space is more than adequate to support our existing business, plus any intermediate term business expansion.

Description of Property – Subsequent Event

On April 29, 2009, Hudson entered into an agreement to lease 5,106 rentable square feet of office space in New York, New York. The lease is expected to commence during the latter half of June 2009 and will expire three years and two months from the commencement date. In accordance with the lease terms, the Company will pay rent at the rate of approximately $255,000 per annum, beginning two months from the commencement date. This office will add 10 additional trading stations.

Item 3. Legal Proceedings

From time to time, Hudson is named as a defendant in various routine actions that are incidental to its activities as a broker-dealer, including civil actions, arbitrations, plus proceedings and investigation by self-regulatory organizations. On May 5, 2008, the Company received a letter from FINRA alleging certain violations. On June 16, 2008, the Company submitted a response to FINRA. On or about October 7, 2008, the Company verbally agreed to settle with FINRA on a violation limited to failure to tailor anti-money laundering procedures to include market making and trading, plus a $10,000 fine. On January 8, 2009, FINRA accepted the Company’s Letter of Acceptance, Waiver and Consent. On September 29, 2008, the Company filed a Statement of Claim with a self-regulatory organization against a former employee for (a) repayment of a $1,019,000 loan, plus interest; (b) reimbursement of $336,341 of commission overpayments; plus (c) reimbursement of legal fees and other costs associated with arbitration proceeding. On November 19, 2008, the former employee’s attorneys responded to FINRA. Arbitration hearings have been scheduled for September 2009.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders in the fourth quarter ended March 31, 2009.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock has been listed and quoted on the OTC Bulletin Board under the symbol “HDHL.OB” since September 5, 2005, and prior to that date, our common stock traded under the symbol “HOMI”. All prices reflected herein have been adjusted to reflect the 1-for-8 reverse split of our common stock that was effected on September 6, 2005.

We have 290 holders of record of our common stock as of June 18, 2009.

The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board:

	High	Low
Fiscal Year 2008

First Quarter	$0.80	$0.45
Second Quarter	0.55	0.35
Third Quarter	0.45	0.28
Fourth Quarter	0.75	0.40

Fiscal Year 2009

First Quarter	$0.55	$0.40
Second Quarter	0.40	0.30
Third Quarter	0.35	0.15
Fourth Quarter	0.35	0.10

The high and low sales prices as reported on the OTC Bulletin Board during the period from April 1, 2009 to June 18, 2009 were $0.65 and $0.31, and on June 18, 2009 were both $0.48.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,455,000	$0.77	11,122,774

Equity compensation plans not approved by security holders	11,122,774	0.83	—

Total	15,577,774	$0.87	11,122,774

The table above reflects the status of the Company’s equity compensation plans as of March 31, 2009.

Securities Authorized for Issuance under Equity Compensation Plans - Subsequent Events

On April 3, 2009, the Company granted options to an employee to purchase an aggregate of 800,000 shares of common stock at an exercise price of $0.50, pursuant to the 2007 Plan. Half of the options expire after approximately four and a half years and the other half expire after approximately five and a half years.

On April 3, 2009, when the Company’s market value was $0.40, the Company granted 500,000 shares of restricted stock to an employee, which was not issued pursuant to a stock plan. One-quarter of each grant will vest on each of the next four anniversary dates.

On June 1, 2009, the Company granted options to new employees to purchase an aggregate of 1,100,000 shares of common stock at an exercise price of $0.50, pursuant to the 2007 Plan. 600,000 options expire after approximately three and a half years and 500,000 options expire after approximately four and a half years.

Recent Sales of Unregistered Securities

During the fourth quarter of the fiscal year covered by this report, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”) except as previously reported in a quarterly report on Form 10-Q or on a current report on Form 8-K.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during the fourth quarter of the fiscal year covered by this report.

Item 6. Selected Financial Data

Pursuant to Item 301 (c) of Regulation S-K, we are not required to provide information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Certain Cautionary Statements

The following discussion and analysis of our financial condition and results of operations is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial position of the Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes.

Certain Factors Affecting Results of Operations

We may experience significant variation in our future results of operations. These fluctuations may result from numerous factors, many of which are outside of our control. These factors include, among other things, introductions of or enhancements to trade execution services by us or our competitors; the value of our securities positions and other instruments; the volume of our trade execution activities; the dollar value of securities traded; the composition of our order flow; volatility in the securities markets; our market share with institutional and broker-dealer clients; our ability to manage personnel, overhead and other expenses, including our occupancy expenses under our office leases and expenses and charges relating to legal and regulatory proceedings; the strength of our client relationships; changes in payments for order flow and clearing, execution and regulatory transaction costs; and market and economic conditions.

Such factors may also have an impact on our ability to achieve our strategic objectives,. If demand for our services declines due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue the rates of revenue growth that we have experienced in the past or that we will be able to improve our operating results.

Executive Summary

We are a registered broker-dealer under the Securities Exchange Act of 1934 and a member of the Financial Industry Regulatory Authority (“FINRA”).

Commissions and fee revenue comes from the fees that Hudson charges its customers for executing their orders, generally a fixed price per share traded. Revenue may vary with the number and size of Hudson’s customers and with their level of trading activity. Commissions and fee revenue is free of market risk for Hudson since Hudson either transacts as an agent or on a riskless principal basis.

Sales and trading revenue is primarily derived from the profit and loss associated with purchases and sales of securities to facilitate customer transactions, including securities in which Hudson makes markets. In doing so, the firm itself is at risk to changes in stock prices. Sales and trading revenues are obtained by paying less to buy shares for its own account than the firm receives for selling those shares. Because the price for which the firm is willing to purchase shares (its “bid” price) is always less than the price at which it would then sell those shares (its “ask” price), trading with a customer can present a market maker with an opportunity to capture the difference between these prices (the “bid-ask spread”) provided it can find a counterparty with whom to trade in the same security before the stock price moves against the trader. Finding a counterparty to take the other side of a trade can be challenging, and failure to find a counterparty at the right price or time can lead to a loss.

One of the Company’s employee accounted for 27% of total revenues, which included revenues from a single customer that accounted for 18% of total revenues, during the fiscal year ended March 31, 2009. During the fiscal year ended March 31, 2008, the Company had one such active employee who accounted for 11% of total revenues. See “Risk Factors—Our Revenues Have Been Dependent on Certain Key Employees and/or Customers”.

Our cost structure consists of both variable costs, such as commissions, execution and clearing charges, and fixed costs, such as salaries and related costs (including payroll taxes and benefits), communications (quote, trading, order management and telecommunication services), occupancy (rent, electricity, maintenance and real estate taxes) professional fees (attorneys, consultants and auditors), business development (travel, entertainment and advertising) and other operating costs. From a compensation perspective, roughly 45% of our employees are salaried, while most of our traders and salespersons receive revenue-based commission payments.

For the year ended March 31, 2009, we had a pretax net loss of $4.3 million on revenues of $38 million. Total revenues increased by $11.2 million, or 42%, from $26.8 million for the year ended March 31, 2008 principally due to increases in sales and trading revenues plus commission and fee revenues, primarily from activity on behalf of customers, offset by a decrease in other revenues. Our pretax net loss increased by 66%, to $4.3 million, as compared to a $2.6 million pre-tax loss during the prior year, primarily as a result of an increase in variable costs (commissions, execution, and clearing charges) and an increase in salaries and related costs, primarily due to an increase in recruiting and retention incentives. These recruiting and retention incentives (prepaid compensation amortization and stock-based compensation) were $3.7 million for the fiscal year ended March 31, 2009 as compared to $1.0 million for the fiscal year ended March 31, 2008, an increase of 252%, principally due to the hiring associated with the expansion of our business. In the fourth quarter, we announced the formation of a new investment banking and research unit.

Results of Operations – Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

Consolidated Statement of Operations Data:	Year Ended March 31, 2009	Year Ended March 31, 2008

Sales and trading	$23,285,148	$15,541,702
Commissions and fees	13,735,660	10,070,068
Interest and other	951,703	1,157,073

Total revenues	$37,972,511	$26,768,843

Net loss	$(3,611,999)	$(1,602,290)

We had overall revenues consisting of sales and trading revenues, commission and fee revenues, both primarily from activity on behalf of customers, plus net interest and other income of approximately $38.0 million for fiscal 2009, as compared to approximately $26.8 million for fiscal 2008. Sales and trading revenues increased to approximately $23.3 million from approximately $15.5 million during the prior fiscal year, due to the addition of sales traders and a significant customer which comprised 18% of total revenues during fiscal 2009. Commission and fee revenues increased to $13.7 million from $10.1 million during the prior fiscal year, due to an expansion of our institutional sales effort. Other revenues decreased to $1.0 million from $1.2 million during fiscal 2009, primarily due to a decrease in introductory brokerage services revenues.

During the fiscal year ended March 31, 2009, we experienced a general decline in trading volume in the latter half of the year, as a result of the further tightening of credit conditions and a general weakening of the economy.

Despite the 42% increase in overall revenues, we had a pre-tax loss of $4.3 million as compared to a $2.6 million pre-tax loss during the prior year, as expenses increased by $12.9 million, primarily as a result of a $7.8 million increase in variable costs (commissions, execution, and clearing costs) and a $3.3 million increase in salaries and related costs, primarily due to an increase in stock-based compensation expense, bonus payments, and other recruiting incentives. Trader and salesperson commissions were $18.6 million (49% of revenues) in the current fiscal year compared to $12.9 million (48% of revenues) in the prior fiscal year, an increase of $5.7 million or 44%, primarily due to the increase in revenues and an increase in soft dollar commission volume. Execution and clearance charges of $4.0 million (11% of revenues) in the current fiscal year increased compared to $1.9 million (7% of revenues) in the prior fiscal year, an increase of $2.1 million or 115%, primarily due to an increase in algorithmic trading business which has higher execution fees, plus an increase in clearing costs. Communication costs were $5.8 million in the current fiscal year compared to $5.0 million in the prior fiscal year, primarily due to additional equipment and services required for new hires. Occupancy costs were $1.2 million in the current fiscal year compared to $1.4 million in the prior fiscal year, primarily due to the expiration of our lease at our former headquarters location. Professional fees were $1.7 million compared to $1.1 million in the prior year, primarily due to an increase in director stock-based compensation expense, plus expanded legal and accounting services. Business development expenses were $0.8 million in the current fiscal year compared to $0.7 million in the prior fiscal year, due to an expansion of our marketing efforts. Other expenses were $1.5 million in the current fiscal year compared to $1.1 million in the prior year, due to an increase in software related expenses.

We had a net loss of $3.6 million during fiscal 2009 compared to a net loss of $1.6 million during the prior year. Income taxes are a benefit of $0.7 million during fiscal 2009, as compared to a benefit of $1.0 million during the prior year, primarily due to an increase in the deferred tax valuation allowance.

Liquidity and Capital Resources

Consolidated Balance Sheet Data:	As of March 31, 2009	As of March 31, 2008

Working capital	$7,914,837	$6,899,114

Total assets	$17,106,940	$17,323,538

Total liabilities	$3,469,250	$5,248,140

Stockholders’ equity	$13,637,690	$12,075,398

Working Capital

During the past fiscal year, our working capital (current assets less current liabilities) increased to $7.9 million from $6.9 million, primarily as a result of $3.9 million of proceeds from the sale of common stock and warrants completed in June 2008 and a $1.2 million increase in clearing broker balances, partially offset by $1.8 million of incentives provided to new recruits, $0.7 million used for capital expenditures and a $2.0 million increase in net security positions. We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. Current assets include cash and cash equivalents, receivable from clearing brokers (cash on deposit with our clearing brokers), marketable securities owned, income taxes receivable, and certain other assets. Current liabilities include securities sold but not yet purchased, payable to clearing brokers, commissions payable and accounts payable, accrued expenses and other liabilities.

We currently do not have any outstanding bank borrowings or long-term debt. On April 20, 2006, we deposited a $225,000 letter of credit with the landlord associated with our new headquarters space, after depositing $225,000 of collateral with the issuing financial institution in the form of an automatically renewable fourteen-month time deposit.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, recruiting incentives, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. As of March 31, 2009, the Company had total net capital of approximately $6,109,000, which is approximately $5,109,000 in excess of the Company’s minimum net capital requirement of $1,000,000. See Note K to the consolidated financial statements for additional details related to regulatory net capital requirements. We expect that any significant expansion or acquisition opportunities will require additional subordinated debt or common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our cash position increased by $0.5 million to $6.7 million during the fiscal year ended March 31, 2009, after increasing by $1.1 million during the fiscal year ended March 31, 2008. However, our cash position varies and is primarily a function of how much of our funds are invested in marketable securities or on deposit with our clearing broker.

In the fiscal year ended March 31, 2007, we embarked on a capital raising and investment program designed to substantially increase our capacity to generate revenues and eventually profits. To date, we have raised approximately $9.4 million of capital through the sale of our common stock, including $3.9 million during the fiscal year ended March 31, 2009. Investments were made to (1) expand the number of available trading positions by renting additional office space; (2) increase trade automation by internally developing new and enhanced software; (3) increase the trade throughput capacity by enhancing the trading platform to a third party “dedicated complex”; (4) expand the number of securities in which we provided execution solutions or made markets; (5) expand the institutional sales division through the addition of experienced producers with established account relationships; and (6) expand the service offerings through the addition of an investment banking and research division as well as a retail brokerage presence. These investments had the impact of increasing our cost base. See “Risk Factors – Our Investments Have Increased Our Costs.”

Operating Activities

Net cash used in operating activities was $2.7 million during fiscal 2009, primarily due to a $2.0 million increase in net securities positions, a $1.8 million increase in forgivable loans given to new salespersons as a recruiting incentive, partially offset by a $1.2 million decrease in the receivable from clearing brokers balance. Net cash provided by operating activities was $1.8 million during fiscal 2008, primarily due to a $6.3 million decrease in net securities positions, partially offset by a $3.0 million increase in forgivable loans, a $1.5 million increase in the receivable from clearing brokers balance and $0.6 million generated from our net loss ($1.6 million), after adjusting for non-cash items ($1.0 million).

Investing Activities

Net cash used in investing activities was $0.7 million and $0.8 million during fiscal years 2009 and 2008, respectively. During fiscal 2009 and 2008, the usage of cash was primarily related to the development of software.

Financing Activities

Net cash provided by financing activities was $3.9 million during fiscal 2009, due to the receipt of the June 2008 net private placement proceeds. There was no net cash provided by financing activities during the fiscal year 2008.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B. On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our new office space lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen-month time deposit, in order to collateralize the letter of credit.

Critical Accounting Policies

Hudson Holding Corporation’s significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in this Form 10-K. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Hudson Holding Corporation has identified certain of its accounting policies as being most important to our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Hudson Holding Corporation’s critical accounting policies include the following:

Securities transactions and revenue recognition

Hudson records transactions in securities and the related revenue and expenses on a trade-date basis. Sales and trading revenues are primarily derived from facilitating customer transactions. Commissions and fees include agency commissions and fees earned from customers on riskless principal trades. Riskless principal trades are transacted through the firm’s proprietary account with a customer order in hand, resulting in no market risk to the firm. Securities owned and securities sold, but not yet purchased, are stated at fair value with the resulting unrealized gains and losses reflected in sales and trading revenues. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management. Because of the inherent uncertainty of valuation estimates, the management determined values may differ from values that would have been used had a ready market for these securities existed.

Goodwill

Hudson accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, by applying a fair value based test. Hudson reviews goodwill for impairment annually, during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the Hudson level, generally by using the market capitalization of the Company as an indicator of fair value, since Hudson currently represents the most significant component of the consolidated entity. Impairment is potentially indicated when the carrying value of Hudson, including goodwill, exceeds its fair value. If a potential impairment is indicated, the fair value of Hudson would be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of Hudson’s goodwill. If that fair value was less than the carrying value of goodwill, impairment would be recorded. As a result of its assessment, Hudson has determined that no such potential impairment was indicated during the year ended March 31, 2009.

Income taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more than likely that these deferred income tax assets will be realized.

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

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions, including the expected term of the options and the expected volatility of the underlying common stock, which can materially affect the fair value estimate. Given that the Company’s shares have only been publicly traded since May 3, 2005, until such time as Holding had sufficient trading history to compute the historical volatility of its common stock, the Company utilized an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry, during the early stages of their life as a public company.

Internally developed software

During April 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of approximately $756,223 represent software in service which is being amortized over its estimated useful life and is being carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of March 31, 2009. In addition, $121,647 of unamortized capitalized software development costs represents software that is still in development and is not being amortized.

Prepaid compensation

Loans are given to certain employees as an incentive for their affiliation with Hudson. The employee signs an employment agreement with Hudson which specifies that portions of the loan will be forgiven on specific dates over a specified term, typically a two-year period. The loan is then amortized on a straight-line basis, which is included in salaries and related costs in the accompanying statement of operations. In the event an employee’s affiliation with Hudson terminates prior to the fulfillment of their contract, the employee is required to repay the unforgiven balance and the related accrued interest.

Hudson considers establishing an allowance for uncollectible amounts to reflect the amount of loss that can be reasonably estimated by management which is included as part of other expenses in the accompanying statement of operations. Determination of the estimated amount of uncollectible loans includes consideration of the amount of credit extended, the employment status and the length of time each receivable has been outstanding, as it relates to each individual employee. As of March 31, 2009, Hudson has established no reserve for potential non-collection.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2009. Based on their evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report were adequate to ensure that (1) information required to be disclosed by us in the reports filed or furnished by us under the Securities Exchange Act of 1934, (the “Exchange Act”) as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (2) such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures as of March 31, 2009 were effective.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting and is an integral part of our Code of Business Conduct and Ethics for the Chief Executive Officer and Principal Financial and Accounting Officer, which sets the tone of our Company. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In order to evaluate the effectiveness of our internal control over financial reporting as of March 31, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable level of assurance as of March 31, 2009.

This Annual Report on Form 10-K does not include an attestation report from our independent registered public accounting firms regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firms pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Change in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors, our executive officers, our Audit Committee, our Compensation Committee, our Nominating and Corporate Governance Committee, our compliance with Section 16(a) of the Securities Exchange Act of 1934 and our Code of Business Conduct and Ethics for senior officers will be contained in the Company’s definitive proxy statement, which is expected to be filed within 120 days of the Company’s fiscal year end. Such information is incorporated herein by reference.

Our Code of Business Conduct and Ethics applies to our directors, officers and employees. We undertake to provide copies of the Code to any person, at no charge, upon receipt of a written request addressed to Mr. Keith Knox, President, Hudson Holding Corporation, 111 Town Square Place, Suite 1500A, Jersey City, New Jersey 07310. The Code of Business Conduct and Ethics is also available on the Company’s website www.hudsonholdingcorp.com.

Item 11. Executive Compensation

The information required by this item will be contained in the Company’s definitive proxy statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive proxy statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive proxy statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information with respect to fees and services related to the Company’s independent registered public accounting firms, Marcum LLP and Eisner LLP, and the disclosure of the Audit Committee’s pre-approved policies and procedures will be contained in the definitive proxy statement. Such information is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(1) Consolidated Financial Statements.

See Table of Contents to Consolidated Financial Statements.

(2) Financial Statement Schedules.

See Table of Contents to Consolidated Financial Statements.

(3) Exhibits

See below.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated June 13, 2005, among Health Outcomes Management, Inc. and Hudson Holding Corporation (1)

2.2	Agreement and Plan of Merger, dated December 22, 2004, among Health Outcomes Management, Inc., Hudson Acquisition Inc. and Hudson Securities, Inc. (2)

3.1	Certificate of Incorporation of Hudson Holding Corporation (1)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Hudson Holding Corporation

3.2	Bylaws of Hudson Holding Corporation (1)

4.1	Rights of Dissenting Shareholders (1)

4.2	Form of Warrant (3)

4.3	Warrant to purchase shares of common stock in the Company, issued to Investor, dated as of June 20, 2008 (10)

10.1	Subscription Agreement, dated January 10, 2006, between Kenneth Pasternak and Hudson Holding Corporation (4)

10.2	2005 Stock Option Plan (1)

10.3	Form of Securities Purchase Agreement (3)

10.4	Form of Registration Rights Agreement (3)

10.5	Employment Agreement, effective as of January 1, 2007, by and between Hudson Holding Corporation and Martin C. Cunningham (5)

10.6	Employment Agreement, effective as of January 1, 2007, by and between Hudson Holding Corporation and Keith R. Knox (5)

10.7	Audit Committee Charter (6)

10.8	Compensation Committee Charter (6)

10.9	Nominating and Corporate Governance Committee Charter (6)

10.10	Complaint Procedures for Accounting, Internal Accounting Control, and Auditing Matters (6)

10.11	2007 Long-Term Incentive Plan (7)

10.12	Employment Agreement, effective as of November 28, 2007, by and between Hudson Securities, Inc. and Vincent Pelosi (8)

10.13	Employment Agreement, effective as of November 28, 2007, by and between Hudson Securities, Inc. and Dana Pascucci (8)

10.14	Employment Agreement, effective as of January 10, 2008, by and between Hudson Securities, Inc. and David Scialabba (9)

10.15	Amendment No. 1 to the Employment Agreement, dated as of May 19, 2008, by and between Hudson Holding Corporation and Martin C. Cunningham (11)

10.16	Amendment No. 1 to the Employment Agreement, dated as of May 19, 2008, by and between Hudson Holding Corporation and Keith R. Knox (11)

10.17	Securities Purchase Agreement, entered into by and between the Company and Investor, dated as of June 20, 2008 (10)

10.18	Form of Registration Rights Agreement, entered into by and between the Company and Investor, dated as of June 20, 2008 (10)

10.19	Sublease dated April 4, 2006 between Charles Schwab & Co., Inc. and Hudson Securities, Inc.

10.19.1	Sublease Guaranty dated April 4, 2006 by Hudson Holding Corporation in favor of Charles Schwab & Co., Inc

10.20	Lease dated April 29, 2009 between Paramount Group, Inc. as agent for 900 Third Avenue, LP and Hudson Securities, Inc.

14	Code of Business Conduct and Ethics and Compliance Program (6)

16.1	Letter, dated October 20, 2008, from Eisner LLP to the Securities and Exchange Commission. (12)

21	Subsidiaries of Hudson Holding Corporation

23.1	Consent of Marcum LLP

23.2	Consent of Eisner LLP

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Press Release Related to Hudson Holding Corporation’s Earnings for the Year Ended March 31, 2009

*

These Exhibits attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the exhibits included with our Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 1, 2005.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on December 28, 2004.

(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on December 1, 2006, as amended.

(4)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 19, 2006, as amended.

(5)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 4, 2007, as amended.

(6)	Incorporated by reference to the exhibits included with our Form 10-KSB filed with the SEC on June 29, 2006.

(7)	Incorporated by reference to the exhibits included with our Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 20, 2007.

(8)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on December 4, 2007.

(9)	Incorporated by reference to the exhibits included with our Form 10-QSB filed with the SEC on February 14, 2008.

(10)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 24, 2008.

(11)	Incorporated by reference to the exhibits included with our Form 10-K filed with the SEC on June 27, 2008.

(12)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on October 21, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON HOLDING CORPORATION

Dated: June 25, 2009	By:	/s/ Martin C. Cunningham
Martin C. Cunningham
Chairman of the Board
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 25, 2009	By:	/s/ Keith R. Knox
Keith R. Knox
President, Secretary and Director
(Principal Financial and Accounting Officer)

Signatures	Title	Date

/s/ Martin C. Cunningham Martin C. Cunningham	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	June 25, 2009

/s/ Keith R. Knox Keith R. Knox	President, Secretary and Director (principal financial and accounting officer)	June 25, 2009

/s/ Mark Leventhal Mark Leventhal	Executive Vice President and Director	June 25, 2009

/s/ Mark Bisker Mark Bisker	Director	June 25, 2009

/s/ Peter J. Zugschwert Peter J. Zugschwert	Director	June 25, 2009

/s/ Joanne V. Landau Joanne V. Landau	Director	June 25, 2009

/s/ Carmine V. Chiusano Carmine V. Chiusano	Director	June 25, 2009

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

Table of Contents to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hudson Holding Corporation

We have audited the accompanying consolidated statement of financial condition of Hudson Holding Corporation (the “Company”) and Subsidiaries as of March 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Hudson Holding Corporation and Subsidiaries as of March 31, 2009, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, New York

June 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hudson Holding Corporation

We have audited the consolidated statement of financial condition of Hudson Holding Corporation (the “Company”) and subsidiaries as of March 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson Holding Corporation as of March 31, 2008, and the consolidated results of its operations and its cash flows for the year ended March 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP

New York, New York

June 26, 2008

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
	2009	2008
ASSETS
Cash and cash equivalents	$6,694,914	$6,172,348
Cash - restricted	252,408	245,505
Receivable from clearing brokers	1,294,689	2,475,575
Securities owned, at fair value	2,246,488	2,423,257
Income taxes receivable	75,040	419,041
Furniture, equipment, capitalized software and leasehold improvements, net	1,182,028	959,733
Deferred tax assets	1,515,000	705,000
Prepaid expenses and other assets	866,027	409,289
Prepaid compensation, net	1,869,167	2,402,611
Goodwill	1,111,179	1,111,179

	$17,106,940	$17,323,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,461,774	$1,374,548
Commissions payable	1,259,987	1,070,511
Securities sold, but not yet purchased, at fair value	637,829	2,778,081
Income taxes payable	60,827	25,000
Payable to clearing brokers	48,833	—

Total liabilities	3,469,250	5,248,140

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 47,794,537 shares issued and outstanding at March 31, 2009 and 36,725,185 shares issued and outstanding at March 31, 2008	47,795	36,725
Additional paid-in capital	17,794,521	12,631,300
Accumulated deficit	(4,204,626)	(592,627)

Total stockholders’ equity	13,637,690	12,075,398

	$17,106,940	$17,323,538

See notes to these consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2009	2008
Revenues:
Sales and trading	$23,285,148	$15,541,702
Commissions and fees	13,735,660	10,070,068
Net interest and other income	951,703	1,157,073

	37,972,511	26,768,843

Expenses:
Salaries and related costs	8,590,451	5,266,839
Commissions, execution and clearing charges	22,598,246	14,781,058
Communications	5,820,328	5,012,413
Occupancy	1,200,317	1,388,005
Professional fees	1,696,264	1,063,603
Business development	845,623	773,788
Other	1,496,319	1,055,706

	42,247,548	29,341,412

Loss before income tax benefit	(4,275,037)	(2,572,569)
Income tax benefit	(663,038)	(970,279)

Net loss	$(3,611,999)	$(1,602,290)

Loss per share - basic and diluted	$(0.08)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	43,939,810	36,725,185

See notes to these consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total
	Shares	Amount	Capital	Deficit)
Balance, March 31, 2007	36,725,185	$36,725	$12,217,127	$1,009,663	$13,263,515

Option grants - employees	—	—	161,232	—	161,232

Option grants - directors	—	—	15,000	—	15,000

Option grants - consultants	—	—	8,405	—	8,405

Restricted stock grants - employees	—	—	229,536	—	229,536

Net loss	—	—	—	(1,602,290)	(1,602,290)

Balance, March 31, 2008	36,725,185	$36,725	$12,631,300	$(592,627)	$12,075,398

Option grants - employees	—	—	250,138	—	250,138

Option grants - consultants	—	—	9,167	—	9,167

Restricted stock grants - employees	—	—	673,014	—	673,014

Restricted stock grants - directors	—	—	324,000		324,000

Restricted stock vesting	3,069,352	3,070	(3,070)	—	—

Issuance of common stock and warrants for cash	8,000,000	8,000	3,909,972	—	3,917,972

Net loss	—	—	—	(3,611,999)	(3,611,999)

Balance, March 31, 2009	47,794,537	$47,795	$17,794,521	$(4,204,626)	$13,637,690

See notes to these consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2009	2008
Cash flows from operating activities:

Net loss	$(3,611,999)	$(1,602,290)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	494,730	292,274
Stock-based compensation	1,256,319	414,173
Prepaid compensation amortization	2,283,444	616,389
Deferred rent	27,660	125,322
Deferred taxes	(810,000)	(626,000)
Changes in:
Receivable from clearing brokers	1,180,886	(1,530,544)
Securities owned	176,769	11,765,491
Prepaid compensation	(1,750,000)	(3,019,000)
Income taxes receivable	344,001	194,225
Prepaid expenses and other assets	(456,738)	(139,416)
Securities sold, but not yet purchased	(2,140,252)	(5,488,314)
Payable to clearing brokers	48,833	—
Commissions payable	189,476	442,423
Income taxes payable	35,827	25,000
Accounts payable, accrued expenses and other liabilities	59,566	373,938

Net cash (used in) provided by operating activities	(2,671,478)	1,843,671

Cash flows from investing activities:
Purchases of furniture and equipment, capitalized software and leasehold improvements	(717,025)	(773,930)
Cash subject to restrictions	(6,903)	(9,668)

Net cash used in investing activities	(723,928)	(783,598)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	3,917,972	—

Net cash provided by financing activities	3,917,972	—

Net increase in cash and cash equivalents	522,566	1,060,073
Cash and cash equivalents - beginning of year	6,172,348	5,112,275

Cash and cash equivalents - end of year	$6,694,914	$6,172,348

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$163,359	$5,500

Non-cash operating activities:
Prepaid compensation contractually forgiven	$1,875,000	$—

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Hudson Holding Corporation (“Holding”) and its wholly-owned subsidiaries, Hudson Securities, Inc. (“Hudson”) and Hudson Technologies, Inc. (“Technologies”) (collectively the “Company”). Holding was formed in 1987, is currently incorporated in the State of Delaware, and is a holding company. Hudson was formed in 1984, is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority (“FINRA”). The Company’s operations include institutional sales and market making of equity securities, plus investment banking. Hudson is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. As of March 31, 2009, Technologies had total assets of $656,698 and for the years ended March 31, 2009 and 2008, Technologies had revenues of $285,215 and $140,841 and net losses of $266,145 and $9,005, respectively. All significant intercompany transactions among the companies have been eliminated. The Company’s headquarters are in New Jersey and it has branch offices in various U.S. metropolitan locations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the deferred tax asset valuation allowance, the prepaid compensation reserve allowance, the Black-Scholes option pricing assumptions and the useful lives of long lived assets.

[2] Securities transactions and revenue recognition:

Hudson records transactions in securities and the related revenue and expenses on a trade-date basis. Sales and trading revenues are primarily derived from facilitating customer transactions. Commissions and fees include agency commissions and fees earned from customers on riskless principal trades. Riskless principal trades are transacted through the firm’s proprietary account with a customer order in hand, resulting in no market risk to the firm. Securities owned and securities sold, but not yet purchased, are stated at fair value with the resulting unrealized gains and losses reflected in sales and trading revenues. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management. Because of the inherent uncertainty of valuation estimates, the management determined values may differ from values that would have been used had a ready market for these securities existed.

[3] Cash and cash equivalents:

The Company considers all highly liquid investments purchased with a maturity of three months or less to be a cash equivalent. Restricted cash represents an automatically renewable, fourteen-month time deposit which collateralizes a letter of credit (see Note J[4]).

[4] Furniture, equipment, leasehold improvements, capitalized software and depreciation and amortization:

Furniture, equipment and leasehold improvements are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the related asset or, in the case of leasehold improvements, over the shorter of its estimated useful life or the lease term.

During April 2006, the Company began capitalizing certain costs incurred in connection with developing or obtaining internal use software pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Unamortized capitalized software development costs of approximately $756,223 represent software in service which is being amortized over its estimated useful life and is being carried in furniture, equipment, capitalized software and leasehold improvements in the Consolidated Statement of Financial Condition as of March 31, 2009. In addition, $121,647 of unamortized capitalized software development costs represents software that is still in development and is not being amortized.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[5] Prepaid compensation:

Loans are given to certain employees as an incentive for their affiliation with Hudson. The employee signs an employment agreement with Hudson which specifies that portions of the loan will be forgiven on specific dates over a specified term, typically a two-year period. The loan is then amortized on a straight-line basis, which is included in salaries and related costs in the accompanying statement of operations. In the event an employee’s affiliation with Hudson terminates prior to the fulfillment of their contract, the employee is required to repay the unforgiven balance and the related accrued interest.

Hudson considers establishing an allowance for uncollectible amounts to reflect the amount of loss that can be reasonably estimated by management which is included as part of other expenses in the accompanying statement of operations. Determination of the estimated amount of uncollectible loans includes consideration of the amount of credit extended, the employment status and the length of time each receivable has been outstanding, as it relates to each individual employee. As of March 31, 2009 and 2008, Hudson has established no reserve for potential non-collection.

[6] Income taxes:

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more than likely that these deferred income tax assets will be realized. The Company has elected an accounting policy whereby interest and penalties assessed by jurisdictions, if any, would be classified as an operating expense.

[7] Advertising costs:

Advertising costs are expensed as incurred. Advertising costs, which are included in business development expenses in the accompanying statement of operations, were approximately $34,000 and $45,000 during the years ended March 31, 2009 and 2008, respectively.

[8] Stock based compensation:

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

[9] Concentrations of credit risk:

Hudson is engaged in trading on a principal and/or agency basis with and for primarily other securities broker-dealers and institutional investors such as mutual funds, hedge funds, banks and similar businesses. Counterparties to Hudson’s business activities include broker-dealers and clearing organizations, and can include banks and other financial institutions. Hudson uses two clearing brokers to process transactions and maintain customer accounts. The clearing brokers may extend credit to Hudson’s clientele which would be secured by cash and securities in the clients’ accounts. Hudson’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to Hudson. Additionally, Hudson has agreed to indemnify the clearing brokers for losses they may incur while extending credit to Hudson’s clients. Amounts due from customers that are considered uncollectible are charged back to Hudson by the clearing broker when such amounts become determinable.

In the normal course of business, Hudson may enter into transactions in various derivative instruments for trading purposes. These transactions may include securities sold short, but not yet purchased, and option and warrant contracts.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[9] Concentrations of credit risk, continued:

Securities sold short, but not yet purchased, represent obligations of Hudson to deliver the underlying securities sold; and option and warrant contracts written represent obligations of Hudson to purchase or deliver the specified security at the contracted price. Hudson’s ultimate obligation on such instruments may exceed the amount recognized in the statement of financial condition. Hudson monitors its positions continuously to reduce the risk of the potential loss due to changes in market value or failure of counterparties to perform.

Substantially all of Hudson’s cash and security positions may be deposited with its clearing broker for safekeeping purposes. The clearing brokers are members of major security exchanges.

The Company also maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and it is not exposed to any significant credit risk on cash.

[10] Goodwill

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

Hudson accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill is not subject to amortization, but rather an assessment of impairment, by applying a fair value based test. Hudson reviews goodwill for impairment annually, during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the Hudson level, generally by using the market capitalization of the Company as an indicator of fair value, since Hudson currently represents the most significant component of the consolidated entity. Impairment is potentially indicated when the carrying value of Hudson, including goodwill, exceeds its fair value. If a potential impairment is indicated, the fair value of Hudson would be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of Hudson’s goodwill. If that fair value was less than the carrying value of goodwill, impairment would be recorded. As a result of its assessment, Hudson has determined that no such potential impairment was indicated during the year ended March 31, 2009.

[11] Reclassifications:

Certain fiscal 2008 amounts have been reclassified to conform with the fiscal 2009 presentation.

[12] Loss per share:

Basic loss per share (“EPS”) has been calculated by dividing net loss by the weighted average shares of common stock outstanding during the year. Diluted EPS reflects the change in EPS, using the treasury stock method to reflect the impact of common share equivalents as if dilutive securities, such as unvested restricted stock, stock options or warrants were exercised or converted into common stock.

At March 31, 2009 and 2008, 5,502,920 and 8,361,666 shares of unvested restricted stock, outstanding stock options to purchase 4,455,000 and 3,495,000 shares of common stock and warrants to purchase 11,122,774 and 7,122,774 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.

[13] Commissions receivable reserve:

Commissions receivable represents cumulative draws and benefits provided to traders and sales persons in excess of cumulative commissions earned. The Company will collect these receivables if future earned commissions exceed future draws and benefits. The Company establishes reserves as an offset to the receivable balance on the basis of historical collections and estimates of future collections. As of March 31, 2009 and 2008, The Company had $50,981 and $84,847 of commissions receivable offset by a reserve of the same amount, respectively.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[14] Recently issued accounting standards:

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 requires the use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for the Company’s financial statements issued for the fiscal year beginning April 1, 2008. Adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Company’s fiscal year beginning April 1, 2008. Adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, companies will be required to report noncontrolling interests as a separate component of stockholders’ equity. Companies will also be required to present net income allocable to noncontrolling interests and net income attributable to stockholders separately in their statements of income. Currently, minority interests are reported as a liability or temporary equity in balance sheets and the related income attributable to the minority interests is reflected as an expense in arriving at net income (loss). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company does not currently have any noncontrolling interests in subsidiaries. SFAS 160 would only have an impact on subsequent acquisitions of noncontrolling interests.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would only have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company adopted SFAS 162 on November 15, 2008 and adoption had no effect on the Company’s consolidated financial statements.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[14] Recently issued accounting standards, continued:

In June 2008, the FASB ratified the consensus reached by the EITF pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5). The issue helps evaluate whether an instrument, or embedded feature, is indexed to its own stock and whether or not such instruments would be accounted for as equity or a derivative liability. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting EITF 07-5 on the Company’s consolidated financial statements.

NOTE C - RECEIVABLE FROM AND PAYABLE TO CLEARING BROKERS

At March 31, 2009 and 2008, the receivable from clearing brokers amount in the consolidated statement of financial condition represents Hudson’s cash balance with its clearing brokers, and the payable to clearing brokers amount in the statement of financial condition represents the amount owed to Hudson’s clearing brokers.

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at March 31, 2009 and 2008 consist of:

	2009	2008
Securities Owned:

Equity securities - marketable at fair value	$2,122,733	$2,423,257
Equity securities - not readily marketable, at estimated fair value	123,755	—

Equity securities - total	$2,246,488	$2,423,257

Securities Sold, but not yet Purchased:

Equity securities - marketable at fair value	$637,829	$2,661,629
Equity securities - not readily marketable, at estimated fair value	—	116,452

Equity securities - total	$637,829	$2,778,081

Fair Value Measurements

The Company adopted SFAS 157, “Fair Value Measurements,” in the quarter ended June 30, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or developed by the Company. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

As of March 31, 2009:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Equities	$2,122,733	$123,755	$—	$2,246,488

Total	$2,122,733	$123,755	$—	$2,246,488

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Equities	$637,829	$—	$—	$637,829

Total	$637,829	$—	$—	$637,829

The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

In February 2008, FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. The Company believes that FSP FAS 157-2 will not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement No. 157. FSP FAS 157-3 clarifies the application of Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance and is to be applied to prior periods for which financial statements have not been issued. The Company adopted FSP FAS 157-3 effective October 10, 2008. The adoption of FSP FAS 157-3 has not materially affected the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s consolidated financial statements.

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

NOTE E - PREPAID COMPENSATION

At March 31, 2009 and 2008, Hudson had $2,894,000 (4 employees) and $3,019,000 (3 employees) of outstanding loans ($1,869,167 net of accumulated amortization of $1,024,833 at March 31, 2009 and $2,402,611 net of accumulated amortization of $616,389 at March 31, 2008), respectively, which were provided as an incentive for joining Hudson. The employees signed employment agreements and promissory notes with Hudson bearing interest at rates ranging from 4% to 5%. The employment agreements specify that Hudson will forgive the loans and interest, or a portion thereof, if the employees remain employed with Hudson for a certain duration. During the fiscal year ended March 31, 2009, Hudson forgave $1,875,000 of fully amortized loans, plus the related accrued interest. The loans are being amortized on a straight-line basis over the period specified in the employment agreements. Amortization expense charged to salaries and related costs in the consolidated statement of operations was $2,283,444 and $616,389 for the years ended March 31, 2009 and 2008, respectively.

On September 8, 2008, one of the employees with an outstanding loan resigned from Hudson. This individual joined Hudson on September 7, 2007 and, in accordance with the negotiated arrangement, Hudson repaid a $1,019,000 debt to his former employer. The employee signed a $1,019,000 promissory note evidencing his indebtedness to Hudson and a 4% interest rate on the note balance. The employee also signed an employment agreement, which evidenced the negotiated arrangement, whereby half of the loan and the related interest was scheduled to be forgiven on the first anniversary (September 7, 2008) of his employment and the other half was scheduled to be forgiven on the second anniversary of his employment (September 7, 2009), subject to his having deposited certain required payroll tax withholding amounts with Hudson. Based on the terms of the employment agreement, Hudson was amortizing the loan balance ratably over the course of the two year forgiveness period and, accordingly, the book value of the loan on the resignation date was $509,500, or half of the $1,019,000 original loan balance.

On September 9, 2008, Hudson’s attorneys sent a letter to the former employee demanding that he immediately repay the $1,019,000 loan amount, plus interest, because he never deposited the required payroll tax withholding amounts. On September 12, 2008, the former employee’s attorney sent a letter to Hudson’s attorneys indicating that they disagreed with Hudson’s claim and that their client did not owe any money to Hudson. On September 29, 2008, Hudson filed a Statement of Claim with the FINRA Dispute Resolution arbitrators, claiming for (a) a repayment of the $1,019,000 loan amount, plus interest; (b) reimbursement of $336,341 of commission overpayments; plus (c) reimbursement of legal fees and other costs associated with the arbitration proceeding. On November 19, 2008, the former employee’s attorneys responded to FINRA Dispute Resolution. Arbitration hearings have been scheduled for September 2009.

Hudson has maintained the book value of this loan at $509,500 as of March 31, 2009. Generally accepted accounting principles do not permit the recording of a gain contingency in order to write-up the book value of the loan to $1,019,000, which is the amount being claimed. Furthermore, generally accepted accounting principles indicate that a loss contingency should be recorded only if a loss is probable and can be estimated with some certainty. Hudson did not record a loss contingency because management believes that it is more likely than not that it will obtain an arbitration judgment and that it will be collectible. Notwithstanding the foregoing, there can be no assurance as to the outcome of the arbitration proceeding. Hudson is permitted to recover from the former employee pursuant to his employment agreement, its legal costs expended in connection with the arbitration. Accordingly, Hudson has recorded a $50,000 receivable in prepaid expenses and other assets in the consolidated statement of financial condition as of March 31, 2009.

NOTE F - FURNITURE, EQUIPMENT, CAPITALIZED SOFTWARE AND LEASEHOLD IMPROVEMENTS

A summary of the furniture, equipment, capitalized software and leasehold improvement balances are as follows:

	As of March 31,
	2009	2008
Furniture and equipment	$790,941	$641,630
Leasehold improvements	95,573	95,573
Capitalized software	1,314,159	746,446

	2,200,673	1,483,649
Less: Accumulated depreciation and amortization	(1,018,645)	(523,916)

	$1,182,028	$959,733

Depreciation and amortization expense, which is included in other expenses in the accompanying statement of operations, was approximately $495,000 and $292,000 during the years ended March 31, 2009 and 2008, respectively.

NOTE G - STOCKHOLDERS’ EQUITY

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

[2] Warrants:

In addition to the warrants issued in connection with the private placement described above, 7,122,774 of warrants were previously issued.

The Company has 1,760,590 warrants outstanding, which are exercisable for common stock at an exercise price of $1.0494 per share and expire in November and December 2009. The warrants may be redeemed by the Company at $0.01 per redeemable warrant, upon not less than thirty days written notice, if the average of the closing sale price of the common stock is at least $2.10 for a period of 20 consecutive days ending on the third day prior to the date of the notice of redemption. Any right to exercise the warrant expires on the business day immediately preceding the date of redemption.

On November 28, 2006, the Company delivered warrants to purchase an aggregate of 4,787,664 shares of our common stock, pursuant to a private placement agreement (“Agency Agreement”) dated October 24, 2006. The warrants entitle the holders to purchase shares of the Company’s common stock for a period of five years from the date of issuance at an exercise price of $0.85 per share. The warrants are redeemable by us on terms specified in the warrant agreement.

Pursuant to the terms of the Agency Agreement, the Company agreed to issue to the placement agent warrants to purchase common stock during a period of five years in an amount equal to six percent (6%) of the Shares sold in the private placement (the “Placement Agent Warrants”). The 574,520 Placement Agent Warrants are exercisable at $0.60 per share.

A summary of the Company’s warrants and related information for the years ended March 31, 2009 and 2008 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2007	7,122,774	$0.8791

Granted	—	—
Exercised	—	—

Outstanding at March 31, 2008	7,122,774	$0.8791

Granted	4,000,000	0.7500
Exercised	—	—

Outstanding at March 31, 2009	11,122,774	$0.8327

Weighted average remaining months of contractual life at March 31, 2009	33

NOTE G - STOCKHOLDERS’ EQUITY, continued

[3] Stock plans:

The 2005 Stock Option Plan (the “2005 Plan”), which was approved by the Holding Board on June 8, 2005 and by Holding’s shareholders on July 26, 2005, provides for the granting of incentive and/or nonqualified stock options to purchase up to an aggregate of 2,000,000 shares of Holding’s common stock. The 2007 Long-Term Incentive Compensation Plan (the “2007 Plan”), which was approved by the Holding Board on June 28, 2007 and by Holding’s shareholders on August 14, 2007, provides for the granting of incentive and/or nonqualified stock options, stock appreciation rights, stock awards, performance units and performance bonuses to purchase up to an aggregate of 10,000,000 shares of Holding’s common stock. A 12,000,000 share increase to the authorized shares of the 2007 Plan, to 22,000,000 shares, was approved by the Holding Board on February 13, 2008 and by a majority of Holding’s shareholders on March 4, 2008. Under both plans (collectively the “Plans”), (1) awards may be granted to employees, consultants, independent contractors, officers and directors; (2) the maximum term of any award shall be ten years from the date of grant; (3) the exercise price of any award shall not be less than the fair value on the date of grant; and (4) awards will typically result in the issuance of new common shares.

[4] Stock option grants:

The Company recognized $250,138 and $161,232 of compensation expense during the years ended March 31, 2009 and 2008, respectively, related to employee stock option grants, which is reflected as salaries and related costs in the consolidated statements of operations. As of March 31, 2009, there was $288,103 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.1 years.

In addition, the Company recognized $0 and $15,000 during the years ended March 31, 2009 and 2008, respectively, of professional fees expense in the consolidated statements of operations, related to immediately vested director stock option grants.

On May 2, 2007, the Company granted options to a consultant to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $0.80 per share under the 2005 Plan. The options, which expire on November 2, 2010, vest equally on each of the first three anniversaries of the date of grant. Consultant options are revalued based on the Black-Scholes option pricing model on financial reporting dates during the service period. The Company recognized stock-based compensation expense of $9,167 and $8,405 as professional fees expense for the years ended March 31, 2009 and 2008, respectively. The Company will record additional expense relating to these options during their vesting period with a final adjustment based on the options’ fair value on the vesting dates.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it’s material. The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants, as permitted by SEC Staff Accounting Bulletin No. 110. Given that the Company’s shares have only been publicly traded since May 3, 2005, until such time as Holding had sufficient trading history to compute the historical volatility of its common stock, the Company utilized an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry, during the early stages of their life as a public company. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options.

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For the Year Ended March 31, 2009	For the Year Ended March 31, 2008
Risk free interest rate	2.18%	3.45%
Expected term (years)	2.9	2.0
Expected volatility	92%	65%
Expected dividends	—	—

The weighted average estimated fair value of the stock options granted during the years ended March 31, 2009 and 2008 was $0.15 and $0.10 per share, respectively.

NOTE G - STOCKHOLDERS’ EQUITY, continued

[4] Stock option grants, continued:

A summary of the status of the options issued under the Plans during the years ended March 31, 2009 and 2008, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance, March 31, 2007	1,355,000	$1.00
Granted	2,240,000	0.86
Exercised	—	—
Forfeited	(100,000)	1.18

Balance, March 31, 2008	3,495,000	0.90
Granted	2,515,000	0.58
Exercised	—	—
Forfeited	(1,555,000)	0.76

Balance, March 31, 2009	4,455,000	$0.77	2.2	$—

Exercisable, March 31, 2009	2,099,989	$0.93	1.8	$—

The following table presents information related to stock options at March 31, 2009:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.35	110,000	1.9	36,665
0.40	75,000	3.3	75,000
0.49	305,000	2.0	101,666
0.50	1,150,000	—	—
0.60	100,000	—	—
0.75	290,000	—	—
0.80	250,000	1.6	83,333
0.90	375,000	1.3	256,664
1.00	1,720,000	1.8	1,483,327
1.15	30,000	2.4	30,000
1.46	50,000	0.7	33,334

	4,455,000	1.8	2,099,989

[5] Stock grants:

On May 5, 2008, the Company granted 100,000 shares of immediately vested restricted stock to each of four non-employee directors, pursuant to the 2007 Plan, for a total of 400,000 shares at a market value of $0.41. Accordingly, the $164,000 grant date fair value of the grants resulted in an immediate charge to the statement of operations, pursuant to SFAS 123(R).

On March 6, 2009, the Company granted 181,818 shares of immediately vested restricted stock to each of four non-employee directors, pursuant to the 2007 Plan, for a total of 727,272 shares at a market value of $0.22. Accordingly, the $160,000 grant date fair value of the grants resulted in an immediate charge to the consolidated statement of operations, pursuant to SFAS 123(R).

The Company recognized $673,014 and $229,536 of compensation expense during the years ended March 31, 2009 and 2008, respectively, related to employee stock grants, which is reflected as a component of salaries and related costs in the consolidated statements of operations. As of March 31, 2009, there was $1,797,697 of unrecognized employee stock-based compensation expense related to stock grants that will be amortized over a weighted average period of 2.6 years.

A summary of restricted stock activity for the years ended March 31, 2009 and 2008 is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, March 31, 2007	—	$—	$—
Granted	8,361,666	0.39	3,250,350
Vested	—	—	—
Forfeited	—	—	—

Non-vested, March 31, 2008	8,361,666	0.39	3,250,350
Granted	1,127,272	0.29	324,000
Vested	(3,069,352)	0.33	(1,025,761)
Forfeited	(916,666)	0.60	(550,000)

Non-vested, March 31, 2009	5,502,920	$0.36	$1,998,589

[6] Stock repurchase program:

On November 13, 2008, the Company’s Board authorized the repurchase of up to 1,000,000 shares of the Company’s common stock, at the discretion of the Company’s management. On November 19, 2008, the Company’s Board authorized the repurchase of up to $1,000,000 of the Company’s common stock, at the discretion of the Company’s management, in lieu of the repurchase of up to 1,000,000 shares of the Company’s common stock. During the year ended March 31, 2009, the Company did not repurchase any of its equity securities.

NOTE H - INCOME TAXES

The Company files a federal income tax return on a consolidated basis with its wholly-owned subsidiaries, while the individual entities file state income tax returns in certain jurisdictions. The Company is subject to minimum taxes at the state and local level which are based on measures other than income. If these minimum taxes exceed the amounts based on income, such amounts have been included below.

The income tax provision (benefit) consists of the following:

	Years Ended March 31,
	2009	2008
Federal:
Current	$—	$(413,599)
Deferred	(637,698)	(424,500)

State and local:
Current	124,187	68,909
Deferred	(149,527)	(201,089)

	$(663,038)	$(970,279)

For the years ended March 31, 2009 and 2008, the expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	Years Ended March 31,
	2009	2008
Expected tax expense (benefit)	34.0%	34.0%
State income tax, net of federal income tax effect	3.2	4.5
Change in valuation allowance	(19.4)	(1.6)
Other permanent items	(2.3)	0.8

Actual tax expense	15.5%	37.7%

NOTE H - INCOME TAXES, continued

The principal components of the net deferred tax asset at March 31, 2009 and March 31, 2008 are as follows:

	March 31,
	2009	2008
Deferred taxes:

Net operating loss carryforwards	$1,585,000	$290,000

Minimum tax carryforward credits	202,000	67,000

Reserve for commissions receivable and bad debts	42,000	55,000

Prepaid compensation amortization	437,000	252,000

Contributions carryforward deductions	27,000	17,000

Deferred rent	104,000	93,000

Stock-based compensation	278,000	193,000

Excess of tax over book basis of fixed assets	70,000	63,000

Total gross deferred tax assets	2,745,000	1,030,000

Excess of book over tax basis of capitalized software	(288,000)	(212,000)

Net deferred taxes before valuation allowance	2,457,000	818,000

Less: Valuation allowance	(942,000)	(113,000)

Net deferred tax asset	$1,515,000	$705,000

Federal and state income tax returns, beginning with those filed for the year ended March 31, 2006 and the ten months ended December 31, 2004, respectively, and through March 31, 2008, remain subject to exam. For the year ended March 31, 2009, the Company had approximately $3,631,000 of federal net operating losses (“NOLs”) which expire in 2027 and 2028. In addition, the Company has approximately $5,897,000 of state NOL carryforwards, which expire between 2011 and 2015. A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has determined that it was more likely than not that the future tax benefits may not be fully realized. During the year ended March 31, 2009, the valuation allowance increased by $829,000.

NOTE I - SALARY REDUCTION RETIREMENT PLAN

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable per the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended March 31, 2009 and 2008, the Company made no matching contributions.

NOTE J - COMMITMENTS AND CONTINGENCIES

[1] Leases:

The Company currently leases headquarters office space in Jersey City, New Jersey and leases branch office space in several U.S. metropolitan locations. On April 4, 2006, Hudson entered into an agreement to sublease 26,875 rentable square feet of office space in Jersey City, New Jersey. The sublease is guaranteed by Holding. The lease commenced on June 21, 2006 and expires on August 30, 2012.

As of March 31, 2009, the Company had a deferred lease liability of approximately $261,000 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments and is included in accounts payable, accrued expenses and other liabilities on the statement of financial condition.

Future minimum commitments related to non-cancelable operating leases as of March 31, 2009 are as follows:

Years Ended March 31,	Office Leases	Equipment Leases	Total
2010	727,000	90,000	817,000
2011	487,000	6,000	493,000
2012	551,000	—	551,000
2013	235,000	—	235,000

	$2,000,000	$96,000	$2,096,000

Rent expense, net of sublease income, was approximately $1,200,000 and $1,388,000 for the years ended March 31, 2009 and 2008, respectively.

[2] Employment agreements:

On January 4, 2007, Holding entered into five-year employment agreements, effective as of January 1, 2007, with Mr. Martin C. Cunningham and Mr. Keith R. Knox, whereby each will continue in their present positions, Chief Executive Officer and President, respectively. Mr. Cunningham and Mr. Knox are key employees of the Company and these employment agreements are deemed to be commitments of the Company. The agreements, as amended, provide that each shall receive a salary of $200,000 per year, plus a formula-based annual bonus.

The Company entered into a two-year employment agreement with another key employee, effective as of March 1, 2009.

Future minimum commitments pursuant to employment agreements are as follows:

Year Ending March 31,	Employment Agreements
2010	535,000
2011	524,000
2012	300,000

$1,359,000

NOTE J - COMMITMENTS AND CONTINGENCIES, continued

[3] Litigation:

From time to time, Hudson is named as a defendant in various routine actions that are incidental to its activities as a broker-dealer, including civil actions, arbitrations, plus proceedings and investigation by self-regulatory organizations. On May 5, 2008, Hudson received a letter from FINRA alleging certain violations. On June 16, 2008, Hudson submitted a response to FINRA. On or about October 7, 2008, Hudson verbally agreed to settle with FINRA on a violation limited to failure to tailor anti-money laundering procedures to include market making and trading, plus a $10,000 fine. On January 8, 2009, FINRA accepted Hudson’s Letter of Acceptance, Waiver and Consent. On September 29, 2008, Hudson filed a Statement of Claim with a self-regulatory organization against a former employee. See Note E for additional details.

[4] Letter of credit:

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

NOTE K - NET CAPITAL REQUIREMENT

The Company is subject to various regulatory requirements, including the Securities and Exchange Commission’s Uniform Net Capital Rule (SEC rule 15c3-1), which is intended to ensure the general financial soundness and liquidity of broker-dealers by requiring the maintenance of minimum levels of net capital. These regulations place limitations on certain transactions, such as repaying subordinated borrowings, paying cash dividends, and making loans to its parent, affiliates or employees. Broker-dealers are prohibited from such transactions which would result in a reduction of its total net capital to less than 120% of its required minimum net capital. Moreover, broker-dealers are required to notify the Securities and Exchange Commission before entering into such transactions which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less the minimum requirement). The Securities and Exchange Commission has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer.

At March 31, 2009, the Company under the alternative standard method had net capital of approximately $6,109,000, which was approximately $5,109,000 in excess of its required net capital of $1,000,000.

NOTE L - REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be customers or employees who account for 10% or more of the total revenues generated by the Company during the period. The Company had one such active employee who accounted for 27% of total revenues, which included revenues from a single customer that accounted for 18% of total revenues, during the fiscal year ended March 31, 2009. During the fiscal year ended March 31, 2008, the Company had one such active employee who accounted for 11% of total revenues.

NOTE M - RELATED PARTY TRANSACTIONS

Mark Bisker, Chief Technology Officer (as a consultant) and Director (effective September 2007) of the Company, was the Chief Executive Officer and a Director of a consulting firm that provides information technology management and software development services to the Company, an entity in which he held a 31.5% ownership interest, until November 29, 2007 when the consulting firm was sold to a third party. During his term as a Director and through November 29, 2007, services valued at $235,064 were provided to the Company by this consulting firm, most of which had been capitalized as internally developed software and had been fully paid as of March 31, 2008 (see Note B[4]).

NOTE N - SUBSEQUENT EVENTS

[1] Stock option grants:

On April 3, 2009, the Company granted options to an employee to purchase an aggregate of 800,000 shares of common stock at an exercise price of $0.50, pursuant to the 2007 Plan. Half of the options expire after approximately four and a half years and the other half expire after approximately five and a half years. The $268,000 grant date fair value is being amortized over the respective vesting periods, which range from approximately four to five years.

On June 1, 2009, the Company granted options to new employees to purchase an aggregate of 1,100,000 shares of common stock at an exercise price of $0.50, pursuant to the 2007 Plan. 600,000 options expire after approximately three and a half years and 500,000 options expire after approximately four and a half years. The $290,000 grant date fair value is being amortized over the respective vesting periods, which range from approximately three to four years.

[2] Stock grants:

On April 3, 2009, when the market value of the Company’s common stock was $0.40, the Company granted 500,000 shares of restricted stock to an employee, which was not issued pursuant to a stock plan. One-quarter of each grant will vest on each of the next four anniversary dates. Accordingly, the $200,000 grant date fair value of the grant will be amortized over the four year vesting period.

[3] New lease and letter of credit:

On April 29, 2009, Hudson entered into an agreement to lease 5,106 rentable square feet of office space in New York, New York. The lease is expected to commence during the latter half of June 2009 and will expire three years and two months from the commencement date. In accordance with the lease terms, the Company will pay rent at the rate of approximately $255,000 per annum, beginning two months from the commencement date.

In connection with this new office lease, on April 16, 2009 Hudson deposited a one-year $127,650 irrevocable standby letter of credit with the landlord as security, which automatically renews for additional one-year terms, unless thirty days written notice is provided. Pursuant to the lease agreement, Hudson is required to maintain the letter of credit until three months following the expiration of the lease. On April 10, 2009, Hudson deposited $127,650 with the issuing financial institution in the form of an automatically renewable, fourteen-month certificate of deposit, in order to collateralize the letter of credit.

[4] Employment agreement:

On June 1, 2009, the Company made a $600,000 minimum annual compensation guarantee to a commissioned sales trader. If the sales trader achieves a specified revenue target during the year, the agreement shall renew automatically for a second year upon the same terms.