Form 10-K/A
period 2009-03-31
HUDSON HOLDING CORP
filed 2009-07-29
CIK 804157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $4,669,246 as of September 30, 2008, based upon the closing price on the OTC Bulletin Board reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

As of July 29, 2009, the Registrant had 47,794,537 outstanding shares of its Common Stock, $0.001 par value.

EXPLANATORY NOTE

On June 26, 2009, Hudson Holding Corporation (the “Company” or “Hudson”) filed its Annual Report on Form 10-K for the year ended March 31, 2009 (“Original Annual Report”). That filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed).

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Company’s Original Annual Report to provide the disclosure required by Part III of Form 10-K regarding disclosure of information relating to our management and board of directors, compensation of management, security ownership, section 16 matters and principal accounting fees and services. Also, this Amendment amends the cover page of the Original Annual Report to (i) update the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the most recently completed second fiscal quarter and (ii) update the as of date of the number of outstanding common shares. Except for the addition of the Part III information, the updates to the cover page and the filing of related certifications, no other changes have been made to the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures affected by subsequent events.

In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Hudson Holding Corporation and its wholly owned subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Annual Report.

Information included or incorporated by reference in this Amendment may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

HUDSON HOLDING CORPORATION

FORM 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors and our executive officers.

Name	Age	Position
Martin C. Cunningham	49	Chairman of the Board of Directors and Chief Executive Officer
Keith R. Knox	50	President, Secretary and Director
Mark Leventhal	53	Executive Vice President and Director
Mark Bisker	54	Director
Peter J. Zugschwert	43	Director
Joanne V. Landau	54	Director
Carmine V. Chiusano	67	Director

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

Joanne V. Landau has been a Director since May 2006. Ms. Landau has been the President of Kurtsam Realty Corp. since 2003. From 2000 to 2002, she was Senior Vice President, Head of Strategic Marketing and Communications with Zurich Scudder—Deutsche Asset Management/Investments and from 1990 to 1999, Ms. Landau was with The Citibank Private Bank/Investments, a subsidiary of Citigroup, most recently as Vice President, Head of Global Marketing and Communications.

Carmine V. Chiusano has been a Director since May 2006. In 2004, Mr. Chiusano retired from Schwab Capital Markets (formerly Mayer & Schweitzer) where he was employed since 1968, most recently as Senior Vice President, Chief Operating Officer.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Three of our seven directors are considered “independent” under the SEC’s new independence standards. Officers are elected annually by the board of directors and serve at the discretion of the board.

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

The Audit Committee, which was established in May 2006, is comprised solely of directors who satisfy the SEC audit committee membership requirements, is governed by a board-approved charter, which is incorporated by reference as Exhibit 10.7, that contains, among other things, the committee’s membership requirements and responsibilities. The audit committee oversees our accounting, financial reporting process, internal controls and audits, and consults with management and the independent registered public accounting firm (the “independent auditors”) on, among other items, matters related to the annual audit, the quarterly financial statements and the application of United States generally accepted accounting principles. As part of its duties, the audit committee appoints, evaluates and retains our independent auditors. It maintains direct responsibility for the compensation, termination and oversight of our independent auditors and evaluates the independent auditors’ qualifications, performance and independence. The committee also monitors compliance with our policies on ethical business practices and reports on these items to the board. The audit committee has established policies and procedures for the pre-approval of all services provided by the independent auditors. Our audit committee is comprised of Ms. Landau and Messrs. Zugschwert and Chiusano, and Mr. Zugschwert is the chairman of the committee, all of whom the Board of Directors have determined would qualify as Independent under the rules of the NYSE AMEX.

The board has determined that Mr. Zugschwert, who currently is a member of the board of directors and chairman of the audit committee, is the audit committee financial expert, as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the board has determined that Mr. Zugschwert is an independent director as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The board made a qualitative assessment of Mr. Zugschwert’s level of knowledge and experience based on a number of factors, including his formal education, including an MBA in Finance, and experience as a Chief Financial Officer for more than ten years.

The Compensation Committee, which was established in May 2006, is comprised solely of independent directors, determines all compensation for our Chief Executive Officer; reviews and approves corporate goals relevant to the compensation of our Chief Executive Officer and evaluates our Chief Executive Officer’s performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; advises our board regarding our stock plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where board or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The compensation committee is governed by a Board-approved charter, which is incorporated by reference as Exhibit 10.8. Our compensation committee is comprised of Ms. Landau and Messrs. Zugschwert and Chiusano, and Mr. Chiusano is the chairman of the committee.

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

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal 2009, except for the following individual that inadvertently filed a late report, Kenneth D. Pasternak (1 Form 4).

Item 11.	Executive Compensation

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended March 31,	Salary	Bonus	Stock Awards	Option Awards	(1) (2) All Other Compensation	Total
Martin C. Cunningham, Chairman and Chief Executive Officer	2009	$200,000	$250,000	$—	$—	$38,556	$488,556
	2008	$200,000	$—	$—	$—	$93,832	$293,832

Keith R. Knox, President and Secretary	2009	$200,000	$250,000	$—	$—	$45,219	$495,219
	2008	$200,000	$—	$—	$—	$93,359	$293,359

Mark Leventhal, Executive Vice President	2009	$180,000	$—	$—	$—	$45,633	$225,633
	2008	$180,000	$—	$—	$—	$81,852	$261,852

(1)	Amount includes health, dental, life and disability insurance benefits as well as vehicle allowances and parking fees, as applicable.
(2)	2008 amount includes $57,596, $57,596 and $45,894 of commission payouts for Messrs. Cunningham, Knox and Leventhal, respectively.

Employment and Consulting Arrangements and Change in Control Arrangements

The Compensation Committee of our board of directors has approved the terms of each of the employment agreements, as amended, described below. As of January 1, 2007, we entered into the employment agreements described below, as amended on May 19, 2008, with each of the following persons.

Martin Cunningham as our Chief Executive Officer. The agreement, as amended, provides for an initial term of five years through December 31, 2011, at an annual salary to Mr. Cunningham of $200,000. The Board of Directors through its Compensation Committee is responsible for cash bonus variable compensation. Assuming that net profits equal or exceed $750,000 per fiscal quarter, the employment agreement provides for an annual bonus formula of 5% of the firm’s net profits before taxes, payable quarterly. The agreement also provides for the executive’s ability to participate in our health insurance program and a car allowance of $1,000 per month. In the event that Mr. Cunningham’s employment is terminated by the Company, other than with good cause, he will receive any bonus payment due through his termination date, all remaining salary payments, plus certain health insurance benefits.

Keith Knox as our President. The agreement, as amended, provides for an initial term of five years through December 31, 2011, at an annual salary to Mr. Knox of $200,000. The Board of Directors through its Compensation Committee is responsible for cash bonus variable compensation. Assuming that net profits equal or exceed $750,000 per fiscal quarter, the employment agreement provides for an annual bonus formula of 4% of the firm’s net profits before taxes, payable quarterly. The agreement also provides for the executive’s ability to participate in our health insurance program and a car allowance of $1,000 per month. In the event that Mr. Knox’s employment is terminated by the Company, other than with good cause, he will receive any bonus payment due through his termination date, all remaining salary payments, plus certain health insurance benefits.

2005 Stock Option Plan

The 2005 Stock Option Plan (the “2005 Plan”), which was approved by the stockholders on July 26, 2005, is administered by the Board of Directors. The 2005 Plan is available for the issuance of awards of up to an aggregate of 2,000,000 shares of common stock to our employees, officers, directors and consultants, in the form of either non-qualified stock options or incentive stock options. The purpose of the 2005 Plan is to provide additional incentive to those persons who are responsible for the management and growth of the Company.

As of March 31, 2009, there were 1,920,000 options outstanding under the 2005 Plan and 80,000 options remained available for issuance under the plan.

2007 Long-Term Incentive Compensation Plan

The 2007 Long-Term Incentive Compensation Plan (the “2007 Plan”), which was approved by the stockholders on August 14, 2007, is administered by the Board of Directors. The 2007 Plan is available for the issuance of awards of up to an aggregate of 22,000,000 shares of common stock to our employees, officers, directors and consultants, in the form of incentive and/or nonqualified stock options, stock appreciation rights, stock awards, performance units and performance bonuses, following a 12,000,000 share increase to the authorized shares being approved by the Hudson Board on February 13, 2008 and by a majority of Hudson’s shareholders on March 4, 2008. The purpose of the 2007 Plan is to provide additional incentive to those persons who are responsible for the management and growth of the Company.

As of March 31, 2009, there were 2,535,000 options and 5,502,920 shares of restricted stock outstanding under the 2007 Plan and 10,892,728 shares remained available for issuance under the plan.

Outstanding Equity Awards at Fiscal Year End

No option, restricted stock, stock appreciation right or other long-term incentive plan awards were granted to or exercised by any of the Named Executive Officers during the fiscal year ended March 31, 2009 and no such awards are currently outstanding.

Director Compensation

On June 28, 2007 the board of directors resolved that compensation for each of the independent directors would be increased to $800 per month, effective immediately. On May 5, 2008, each of the four outside directors were granted 100,000 shares (valued at $41,000 each) of immediately vested common stock of the Company pursuant to the 2007 Plan. On March 6, 2009, each of the four outside directors were granted 181,818 shares (valued at $40,000 each) of immediately vested common stock of the Company pursuant to the 2007 Plan.

Director Compensation Table

The following table sets forth information with respect to compensation earned by or awarded to each Director of the Company who is not a named executive officer and who served on the Board of Directors during the fiscal year ended March 31, 2009:

Name	Fees Earned or Paid in Cash	(1) Stock Awards	Option Awards	(2) All Other Compensation	Total
Carmine Chiusano	$9,600	$81,000	$—	$—	$90,600

Joanne Landau	$9,600	$81,000	$—	$14,583	$105,183

Peter Zugschwert	$9,600	$81,000	$—	$—	$90,600

Mark Bisker	$—	$81,000	$—	$—	$81,000

(1)	Amounts represent the value of 100,000 and 181,818 shares of immediately vested restricted stock granted to each of the independent members of the Board of Directors during the fiscal year ended March 31, 2009, which were granted at a market price of $0.41 and $0.22, respectively.
(2)	Amount represents compensation paid for consulting services during the period from December 23, 2008 to March 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,455,000	$0.77	11,122,774

Equity compensation plans not approved by security holders	11,122,774	0.83	—

Total	15,577,774	$0.81	11,122,774

The table above reflects the status of the Company’s equity compensation plans as of March 31, 2009.

Securities Authorized for Issuance under Equity Compensation Plans—Subsequent Events

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the number of shares of our common stock beneficially owned on July 24, 2009 by:

•	each person who is known by us to beneficially own 5% or more of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers, as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (2)

Directors and Executive Officers:

Martin C. Cunningham	5,003,565	10.5%

Keith R. Knox	3,353,565	7.0%

Mark Leventhal	3,848,565	8.1%

Peter J. Zugschwert (3)	531,174	1.1%

Joanne V. Landau (3)	316,818	*

Carmine V. Chiusano (3)	316,818	*

Mark Bisker (4)	448,484	*

All executive officers and directors as a group (7 persons)	13,818,989	28.7%

Other 5% or Greater Stockholders:

Kenneth D. Pasternak (5)	9,631,789	19.8%

Steven L. Winkler (6)	4,450,364	9.3%

South Ferry #2 LP (7)	3,375,000	6.9%

Seaport Hudson LLC (8)	12,000,000	23.2%

Except as otherwise set forth below, the address of each of the persons listed below is Hudson Holding Corporation, 111 Pavonia Avenue, Suite 1500A, Jersey City, New Jersey 07310.

*	Less than 1% of outstanding shares
(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person.
(2)	Based upon 47,794,537 shares of our common stock outstanding on July 24, 2009. Assumes that any options or warrants held by such person or entity, which are exercisable within 60 days from the date hereof, have been exercised.
(3)	Includes 35,000 shares of common stock issuable upon exercise of stock options to these directors
(4)	Includes 166,666 shares of common stock issuable upon exercise of stock options to this director
(5)	Includes 833,333 shares of common stock issuable upon exercise of warrants. The address for Mr. Pasternak is 111 E. Saddle River Road, Saddle River, N.J. 07458.
(6)	Mr. Winkler is employed by Hudson Securities, Inc., a wholly-owned subsidiary of Hudson Holding Corporation.
(7)	Includes 1,125,000 shares of common stock issuable upon exercise of warrants. Aaron Wolfson and Abraham Wolfson are the General Partners of South Ferry #2 LP, however, all of the voting and dispositive power over South Ferry #2’s portfolio has been delegated to Morris Wolfson, its portfolio manager. Aaron Wolfson, Abraham Wolfson and Morris Wolfson each disclaim beneficial ownership over the shares owned by South Ferry #2 LP. The address for South Ferry #2 LP is One State Street Plaza, 29th Floor, New York, New York 10004.
(8)

Includes 4,000,000 shares of Common Stock issuable upon exercise of Warrants. Seaport Hudson LLC is not otherwise affiliated with Hudson Holding Corporation or its subsidiaries. The address for Seaport Hudson LLC is c/o The Seaport Group LLC, 360 Madison Avenue, 22nd Floor, New York, NY 10017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Chief Technology Officer (as a consultant) and Director (since September 2007) of Hudson, was the Chief Executive Officer and a Director of a consulting firm that provided information technology management and software development services to the Company and its affiliates, an entity in which he held a 31.5% ownership interest, until November 29, 2007 when the consulting firm was sold to a third party. Through November 29, 2007, services valued at $235,064 were provided to the Company and its affiliates by this consulting firm during the year ended March 31, 2008. Of these amounts, none remained unpaid as of March 31, 2008. For the fiscal year ended March 31, 2009, Mr. Bisker received, and continues to receive, compensation from the independent consulting firm, which continues to provide technology consulting services to the Company.

Three of our seven directors are considered “independent” under SEC rules.

Item 14.	Principal Accounting Fees and Services

Marcum LLP (“Marcum”) was our independent registered public accountant (“Principal Accountant”) at year end March 31, 2009 and Eisner LLP (“Eisner”) was our Principal Accountant at year end March 31, 2008. Both were responsible for performing independent audits of the consolidated financial statements in accordance with generally accepted auditing standards in the United States of America.

Fees incurred related to our Principal Accountant for each of the past two years are set forth below. All fees incurred related to our Principal Accountants were pre-approved by the Audit Committee.

	Fiscal year ended March 31,
	2009		2008
Audit fees	$167,200	(1)	$147,200	(2)
Audit-related fees	4,947	(3)	—	(2)
Tax fees	34,100	(2)	29,750	(2)
All other fees	—		—

Total fees incurred related to Principal Accountants	$206,247		$176,950

(1)	$32,200 paid to Eisner; $135,000 paid to Marcum
(2)	Fees paid to Eisner
(3)	Fees paid to Marcum

Audit Fees

The aggregate fees incurred for audit services were $167,200 and $147,200 for the fiscal years ended March 31, 2009 and 2008, respectively, which included the cost of the audits of the consolidated financial statements included in the Company’s annual Form 10-K’s for each respective year, the annual audits of the broker-dealer and the reviews of the related quarterly Form 10-Q’s. Such services were provided by Marcum subsequent to October 17, 2008 and by Eisner prior to that date.

In addition, audit services included the review of a registration statement, the review of a Form 8-K, the review of a response to an SEC comment letter, and work related to the change in our Principal Accountant during the fiscal year ended March 31, 2009 and the review of a registration statement, the review of a response to an SEC comment letter and Sarbanes-Oxley project discussions during the fiscal year ended March 31, 2008. Such services were provided by Eisner during fiscal 2009 and 2008.

Audit-Related Fees

The aggregate fees incurred for audit related services was $4,947 for discussions related to contemplated acquisitions during the fiscal year ended March 31, 2009. Such services were provided by Marcum.

Tax Fees

For the years ended March 31, 2009 and 2008, the aggregate fees incurred for tax services were $34,100 and $29,750, respectively, for tax compliance and tax planning. Such services were provided by Eisner during fiscal 2009 and 2008.

All Other Fees

None.

Audit Committee Policies and Procedures

Effective with the formation of our Audit Committee, all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors will be pre-approved, subject to the de-minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON HOLDING CORPORATION

Dated: July 29, 2009	By:	/s/ Martin C. Cunningham
Martin C. Cunningham
Chairman of the Board
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 29, 2009	By:	/s/ Keith R. Knox
Keith R. Knox
President, Secretary and Director
(Principal Financial and Accounting Officer)

Signatures	Title	Date

/s/ Martin C. Cunningham	Chairman of the Board,	July 29, 2009
Martin C. Cunningham	Chief Executive Officer and Director
(principal executive officer)

/s/ Keith R. Knox	President, Secretary and Director	July 29, 2009
Keith R. Knox	(principal financial and accounting officer)

/s/ Mark Leventhal	Executive Vice President and Director	July 29, 2009
Mark Leventhal

/s/ Mark Bisker	Director	July 29, 2009
Mark Bisker

/s/ Peter J. Zugschwert	Director	July 29, 2009
Peter J. Zugschwert

/s/ Joanne V. Landau	Director	July 29, 2009
Joanne V. Landau

/s/ Carmine V. Chiusano	Director	July 29, 2009
Carmine V. Chiusano