Form 10-Q
period 2009-06-30
HUDSON HOLDING CORP
filed 2009-08-14
CIK 804157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 13, 2009, there were 47,794,537 shares of the issuer’s common stock outstanding.

HUDSON HOLDING CORPORATION

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009	March 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$453,483	$6,694,914
Cash—restricted	381,728	252,408
Receivable from clearing brokers	7,106,103	1,294,689
Securities owned, at fair value	2,967,952	2,246,488
Income taxes receivable	75,040	75,040
Furniture, equipment, capitalized software and leasehold improvements, net	1,219,732	1,182,028
Deferred tax assets	1,515,000	1,515,000
Prepaid expenses and other assets	1,180,639	866,027
Prepaid compensation, net	1,400,167	1,869,167
Goodwill	1,111,179	1,111,179

	$17,411,023	$17,106,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Securities sold, but not yet purchased, at fair value	$574,501	$637,829
Commissions payable	1,902,080	1,259,987
Income taxes payable	103,787	60,827
Payable to clearing brokers	—	48,833
Accounts payable, accrued expenses and other liabilities	2,098,531	1,461,774

Total liabilities	4,678,899	3,469,250

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 200,000,000 shares authorized; 47,794,537 shares issued and outstanding at June 30, and March 31, 2009	47,795	47,795
Additional paid-in capital	17,988,113	17,794,521
Accumulated deficit	(5,303,784)	(4,204,626)

Total stockholders’ equity	12,732,124	13,637,690

	$17,411,023	$17,106,940

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2009	2008
Revenues:
Sales and trading	$5,909,380	$3,517,887
Commissions and fees	5,594,288	4,245,453
Net interest and other income	173,434	300,353

	11,677,102	8,063,693

Expenses:
Salaries and related costs	2,208,558	2,161,560
Commissions, execution and clearing charges	7,251,378	4,461,577
Communications	1,728,577	1,371,365
Occupancy	422,342	277,257
Professional fees	479,770	573,514
Business development	160,811	204,147
Other	477,364	340,140

	12,728,800	9,389,560

Loss before income tax provision (benefit)	(1,051,698)	(1,325,867)
Income tax provision (benefit)	47,460	(483,213)

Net loss	$(1,099,158)	$(842,654)

Loss per share—basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding—basic and diluted	47,794,537	37,942,768

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount

Balance—March 31, 2009	47,794,537	$47,795	$17,794,521	$(4,204,626)	$13,637,690

Option grants—employees	—	—	47,537	—	47,537

Option grants—consultants	—	—	(3,708)	—	(3,708)

Restricted stock grants—employees	—	—	149,763	—	149,763

Net loss	—	—	—	(1,099,158)	(1,099,158)

Balance—June 30, 2009 (unaudited)	47,794,537	$47,795	$17,988,113	$(5,303,784)	$12,732,124

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,099,158)	$(842,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,101	108,117
Stock-based compensation	193,593	427,329
Prepaid compensation amortization	469,000	583,375
Deferred rent	19,780	7,029
Deferred taxes	—	(519,000)
Changes in:
Receivable from clearing brokers	(5,811,414)	(3,125,009)
Securities owned	(721,464)	(1,458,946)
Prepaid compensation	—	(700,000)
Prepaid expenses and other assets	(314,612)	(114,789)
Securities sold, but not yet purchased	(63,329)	513,201
Payable to clearing brokers	(48,833)	—
Commissions payable	642,093	(24,325)
Income taxes payable	42,960	28,686
Accounts payable, accrued expenses and other liabilities	616,977	279,305

Net cash used in operating activities	(5,917,306)	(4,837,681)

Cash flows from investing activities:
Purchase of furniture and equipment, capitalized software and leasehold improvements	(194,805)	(205,344)
Cash subject to restrictions	(129,320)	(1,984)

Net cash used in investing activities	(324,125)	(207,328)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	—	3,959,370

Net cash provided by financing activities	—	3,959,370

Net decrease in cash and cash equivalents	(6,241,431)	(1,085,639)
Cash and cash equivalents—beginning of period	6,694,914	6,172,348

Cash and cash equivalents—end of period	$453,483	$5,086,709

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$4,500	$—

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A—ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Hudson Holding Corporation (“Holding”) as of June 30 and March 31, 2009 and the condensed consolidated results of its operations and cash flows for the three months ended June 30, 2009 and 2008. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended March 31, 2009 included in Holding’s Annual Report on Form 10-K.

The condensed consolidated financial statements include the accounts of Holding and its wholly-owned subsidiaries, Hudson Securities, Inc. (“Hudson”) and Hudson Technologies, Inc. (“Technologies”) (collectively the “Company”). Holding was formed in 1987, is currently incorporated in the State of Delaware, and is a holding company. Hudson was formed in 1984, is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority (“FINRA”). The Company’s operations include institutional sales and market making of equity securities, plus investment banking. Hudson is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934.

Management has evaluated all subsequent events after the balance sheet date and through the financial statement issuance date of August 14, 2009 for appropriate accounting and disclosure.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the deferred tax asset valuation allowance, the prepaid compensation reserve allowance, the Black-Scholes option pricing assumptions, the evaluation of goodwill for impairment, and the useful lives of long lived assets.

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[3]	Stock-based compensation:

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

[4]	Concentrations of credit risk:

Hudson is engaged in trading on a principal and/or agency basis with and for primarily other securities broker-dealers and institutional investors such as mutual funds, hedge funds, banks and similar businesses. Counterparties to Hudson’s business activities include broker-dealers and clearing organizations, and can include banks and other financial institutions. Hudson uses two clearing brokers to process transactions and maintain customer accounts. The clearing brokers may extend credit to Hudson’s clientele which would be secured by cash and securities in the clients’ accounts. Hudson’s exposure to credit risk associated with the nonperformance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to Hudson. Additionally, Hudson has agreed to indemnify the clearing brokers for losses they may incur while extending credit to Hudson’s clients. Amounts due from customers that are considered uncollectible are charged back to Hudson by the clearing broker when such amounts become determinable.

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

[5]	Loss per share:

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

At June 30, 2009 and June 30, 2008, 5,461,253 and 8,361,666 shares of unvested restricted stock, outstanding stock options to purchase 6,309,999 and 4,800,000 shares of common stock and warrants to purchase 11,122,774 and 11,122,774 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[6]	Recently issued and adopted accounting standards:

In June 2008, the FASB ratified the consensus reached by the EITF pertaining to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5). The issue helps evaluate whether an instrument, or embedded feature, is indexed to its own stock and whether or not such instruments would be accounted for as equity or a derivative liability. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. Adoption of EITF 07-5 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, (“SFAS 166”), “Accounting for Transfers of Financial Assets -- an amendment of FASB Statement No. 140”. SFAS 166 requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS No. 167 and has not yet determined the impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE C—SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at June 30, 2009 consisted of:

At June 30, 2009
(unaudited)
Securities Owned:

Equity securities—marketable at fair value	$2,908,493
Equity securities—not readily marketable, at estimated fair value	59,459

Equity securities—total	$2,967,952

Securities Sold, but not yet Purchased:

Equity securities—marketable at fair value	$574,501
Equity securities—not readily marketable, at estimated fair value	—

Equity securities—total	$574,501

NOTE C—SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, continued

Fair Value Measurements

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

As of June 30, 2009:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Equities	$2,908,493	$59,459	$—	$2,967,952
Total	$2,908,493	$59,459	$—	$2,967,952

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Equities	$574,501	$—	$—	$574,501
Total	$574,501	$—	$—	$574,501

In February 2008, FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen from the application of SFAS 157. Adoption of FSP FAS 157-2 did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement No. 157. FSP FAS 157-3 clarifies the application of Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance and is to be applied to prior periods for which financial statements have not been issued. The Company adopted FSP FAS 157-3 effective October 10, 2008. Adoption of FSP FAS 157-3 did not materially affect the Company’s condensed consolidated financial statements.

NOTE C—SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, continued

Fair Value Measurements, continued

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15 2009. Adoption of FSP FAS 157-4 did not have a material effect on the Company’s condensed consolidated financial statements.

NOTE D—STOCKHOLDERS’ EQUITY

[1]	Stock option grants:

On April 3, 2009, the Company granted options to an employee to purchase an aggregate of 800,000 shares of common stock at an exercise price of $0.50, pursuant to the Companies 2007 Long-Term Incentive Compensation Plan. Half of the options expire after approximately four and a half years and the other half expire after approximately five and a half years. The $268,000 grant date fair value is being amortized over the respective vesting periods, which range from approximately four to five years.

On June 1, 2009, the Company granted options to new employees to purchase an aggregate of 1,100,000 shares of common stock at an exercise price of $0.50, pursuant to the Companies 2007 Long-Term Incentive Compensation Plan. 600,000 options expire after approximately three and a half years and 500,000 options expire after approximately four and a half years. The $290,000 grant date fair value is being amortized over the respective vesting periods, which range from approximately three to four years.

The Company recognized $47,538 and $51,220 of compensation expense during the three months ended June 30, 2009 and June 30, 2008, respectively, related to employee stock option grants, which is reflected as salaries and related costs in the condensed consolidated statements of operations. As of June 30, 2009, there was $778,398 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 3.2 years.

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

In applying the Black-Scholes option pricing model at grant date, the Company used the following weighted average assumptions:

	For the three months ended June 30,
	2009	2008
Risk free interest rate	1.77%	2.72%
Expected term (years)	3.65	3.25
Expected volatility	140%	65%
Expected dividends	—	—

The weighted average estimated fair value of the stock options granted during the three months ended June 30, 2009 and 2008 was $0.29 and $0.15 per share, respectively.

NOTE D—STOCKHOLDERS’ EQUITY, continued

[2]	Stock grants:

On April 3, 2009, the Company granted 500,000 shares of restricted stock to a certain employee, which was not issued pursuant to a stock plan, at a market value of $0.40. Accordingly, the $200,000 grant date fair value is being amortized over the four year vesting period.

The Company recognized $149,764 and $209,817 of compensation expense during the three months ended June 30, 2009 and 2008, respectively, related to employee stock grants, which is reflected as a component of salaries and related costs in the consolidated statements of operations. As of June 30, 2009, there was $1,676,684 of unrecognized employee stock-based compensation expense related to stock grants that will be amortized over a weighted average period of 2.6 years.

The Company recognized $0 and $164,000 of compensation expense during the three months ended June 30, 2009 and 2008, respectively, related to director stock grants, which is reflected as professional fees expense in the condensed consolidated statements of operations. As of June 30, 2009, there was no unrecognized director stock-based compensation expense related to stock grants.

A summary of restricted stock activity for the three months ended June 30, 2009 is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, March 31, 2009	5,502,920	$0.36	$1,998,589
Granted	500,000	0.40	200,000
Vested	—	—	—
Forfeited	(541,667)	0.32	(171,250)

Non-vested, June 30, 2009	5,461,253	$0.37	$2,027,339

NOTE E—COMMITMENTS AND CONTINGENCIES

[1]	Leases:

On April 29, 2009, Hudson entered into an agreement to lease 5,106 rentable square feet of office space in New York, New York. The lease commenced on May 28, 2009 and expires three years and two months from the commencement date. In accordance with the lease terms, the Company will pay rent at the rate of approximately $255,000 per annum, beginning two months from the commencement date.

In connection with the New York City office lease, on April 29, 2009 Hudson deposited a one-year $127,650 irrevocable standby letter of credit with the landlord as security, which automatically renews for additional one-year terms, unless thirty days written notice is provided. Pursuant to the lease agreement, Hudson is required to maintain the letter of credit until thirty days following the expiration of the lease. On April 16, 2009, Hudson deposited $127,650 with the issuing financial institution in the form of an automatically renewable, twelve-month time deposit, in order to collateralize the letter of credit. The time deposit, plus accrued interest, is included in cash-restricted on the accompanying condensed consolidated statements of financial condition as of June 30, 2009.

Rent expense, net of sublease income, was approximately $422,000 and $277,000 for the three months ended June 30, 2009 and 2008, respectively.

[2]	Employment agreements:

On June 1, 2009, the Company made a $600,000 minimum annual compensation guarantee to a commissioned sales trader. If the sales trader achieves a specified revenue target during the year, the agreement shall renew automatically for a second year upon the same terms.

NOTE E—COMMITMENTS AND CONTINGENCIES, continued

[3]	Contingencies:

At June 30, 2009 and March 31,2009, Hudson had $2,894,000 (4 employees) of outstanding loans ($1,400,166 net of accumulated amortization of $1,493,834 at June 30, 2009 and $1,869,167 net of accumulated amortization of $1,024,833 at March 31, 2009), which were provided as an incentive for joining the Company. The employees signed employment agreements and promissory notes with Hudson bearing interest at rates ranging from 4% to 5%. The employment agreements specify that Hudson will forgive the loans and interest, or a portion thereof, if the employees remain employed with Hudson for a certain duration. The loans are being amortized on a straight-line basis over the period specified in the employment agreements. Amortization expense charged to salaries and related costs in the condensed consolidated statement of operations was $492,373 and $622,927 for the three months ended June 30, 2009, and June 30, 2008, respectively.

From time to time, Hudson is named as a defendant in various routine actions that are incidental to its activities as a broker-dealer, including civil actions, arbitrations, plus proceedings and investigation by self-regulatory organizations. Management believes it has meritorious defenses to all such actions brought against the Company and intends to defend each of these actions vigorously. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company’s management, the ultimate resolution of such actions against the Company will have no material adverse effect on the Company’s financial condition.

NOTE F—NET CAPITAL REQUIREMENT

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

At June 30, 2009, the Company under the alternative standard method had net capital of approximately $5,631,000, which was approximately $4,631,000 in excess of its required net capital of $1,000,000.

NOTE G—REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be customers or employees who account for 10% or more of the total revenues generated by the Company during the period. The Company had one such active employee who accounted for 30% of total revenues, which included revenues from a single customer that accounted for 16% of total revenues, during the three months ended June 30, 2009. During the three months ended June 30, 2008, the Company had one such active employee who accounted for 12% of total revenues.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Hudson Holding Corporation and Subsidiaries’ (the “Company”) condensed consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including business conditions, growth in the overall market for the Company’s services, general economic conditions, lower than expected customer transactions, competitive factors including increased competition, changes in the mix of business, and resource constraints and other statements under “Risk Factors” set forth in our Form 10-K for the year ended March 31, 2009 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Business Environment

We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance, changes in volume and price levels of securities transactions, and changes in interest rates, all of which can affect our profitability. Severe market fluctuation or weak economic conditions could ultimately reduce our trading volume and net revenues and adversely affect our profitability. In periods of reduced market activity, our profitability may also be affected because certain expenses, such as salaries, certain communications costs, and occupancy remain relatively fixed.

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

We had overall revenues consisting of sales and trading revenues, commission and fee revenues, both primarily from activity on behalf of customers, plus net interest and other income of approximately $11,677,102 for the three months ended June 30, 2009 as compared to $8,063,693 for the three months ended June 30, 2008, an increase of $3,613,409 or 45%. Sales and trading revenues were $5,909,380 compared to $3,517,887 during the same period in the prior year, an increase of $2,391,493 or 68%, due to the addition of sales traders and a significant customer which comprised 16% of total revenues during the three months ended June 30, 2009. Commission and fee revenues were $5,594,288 compared to $4,245,453 during the same period last year, an increase of $1,338,835 or 32%, principally due to increased volume. Interest and other income were $173,434 compared to $300,353 during the comparable period last year, a decrease of $126,919, or 42%, primarily due to a decrease in fees from introducing brokers.

Our cost structure consists of both variable costs, such as commissions, execution and clearing charges, and fixed costs, such as salaries and related costs (including payroll taxes and benefits), communications (quote, trading, order management and telecommunication services), occupancy (rent, electricity, maintenance and real estate taxes) professional fees (attorneys and auditors), business development (travel, entertainment and advertising) and other operating costs. From a compensation perspective, approximately 45% of our employees are salaried, while most of our traders and salespersons receive revenue-based commission payments.

The commission payouts were $5,595,015 (48% of revenues) in the three months ended June 30, 2009 compared to $3,951,710 (49% of revenues) in the comparable prior year period, and increase of $1,643,305 or 42%, primarily due to the increase in revenues. Execution and clearance charges were $1,656,363 (14% of revenues) in the three months ended June 30, 2009 as compared to $509,867 (6% of revenues) in the three months ended June 30, 2008, an increase of $1,146,496 or 225%, primarily due to an increase in algorithmic trading business which has higher execution fees, plus an increase in clearing costs. Communication costs were $1,728,577 in the quarter ending June 30, 2009 compared to $1,371,365 in the same quarter last year, an increase of $357,212 or 26%, primarily due to additional equipment and services required for new hires. Occupancy costs were $422,342 in the quarter ending June 30, 2009 compared to $277,257 in the same quarter last year, an increase of $145,085or 52%, primarily due to the additions of new office locations.

Salaries and related costs were $2,208,558 compared to $2,161,560 in the comparable quarter in the prior year, an increase of $46,998 or 2%, primarily due to an increase in salaries, as a result of new hires, offset by a decrease in prepaid compensation. Professional fees were $479,770 compared to $573,514 in the comparable quarter in the prior year, a decrease of $93,744 or 16%, primarily due to a decrease in outside legal and accounting services as a result of hiring a general counsel and chief financial officer for Hudson Securities, Inc. Business development expenses were $160,811 in the quarter ending June 30, 2009 compared to $204,147 in the prior period quarter, a decrease of $43,336 or 21%, primarily due to pulling back our marketing efforts. Other expenses were $477,364 in the quarter ending June 30, 2009 compared to $340,140 in the prior period quarter, an increase of $137,224 or 40%, primarily due to increased software amortization and maintenance expense.

The pre-tax loss was $1,051,698 for the three months ended June 30, 2009, compared to a pre-tax loss of $1,325,867 for the three months ended June 30, 2008, a decrease of $274,169 or 21%. The pre-tax loss decrease was primarily due to the increase in revenues, partially offset by increased salaries, as a result of increased staff, and an increase in occupancy. The income tax expense was $47,460 for the three months ended June 30, 2009, compared to the income tax benefit of $483,213 for the three months ended June 30, 2008, primarily due to an increase in the deferred tax asset valuation allowance and the smaller pre-tax loss.

Liquidity and Capital Resources

Consolidated Balance Sheet Data:	As of 30-Jun-09	As of March 31, 2009
	(unaudited)
Working capital	$7,116,802	$7,914,837

Total assets	$17,411,023	$17,106,940

Total liabilities	$4,678,899	$3,469,250

Stockholders’ equity	$12,732,124	$13,637,690

Working Capital

Our working capital (current assets less current liabilities) decreased to $7.1 million at June 30, 2009 from $7.9 million at March 31, 2009, primarily as a result of increased accrued commission payables. Current assets include cash, receivable from clearing broker (cash on deposit with our clearing broker), marketable securities, income taxes receivable and other assets (except for long-term security deposits). All liabilities, except approximately $0.2 million of long-term deferred rent, are current liabilities.

We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock

We currently do not have any outstanding bank borrowings or long-term debt.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities (investment banking, fixed income, options, etc.) including possible synergistic acquisition opportunities. Such expansion could require the issuance of additional forgivable employee loans, restricted stock, stock options or other stock-based awards in order to recruit and retain experienced professionals (see Notes D and E to the condensed consolidated financial statements for additional details). See Note F to the condensed consolidated financial statements for additional details related to regulatory net capital requirements. We still expect that any further significant expansion or acquisition opportunities may require additional subordinated debt or equity issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our contractual commitments consist primarily of office and equipment leases, plus commitments related to certain employment agreements.

Our cash position decreased by $6,241,431 to $453,483 during the three months ended June 30, 2009. However, it should be noted that our cash position is primarily a function of the extent to which our funds are deployed in marketable securities or on deposit with our clearing broker. On June 30, 2009, we had $2,393,451 in net securities positions and $7,106,103 on deposit with our clearing brokers.

Operating Activities

Net cash used in operating activities was $5,917,306 during the three months ended June 30, 2009, primarily as a result of depositing an incremental $5,811,414 of cash with our clearing broker, a $784,793 increase in net securities positions and a $314,612 increase in prepaid expenses and other assets, partially offset by a $1,253,197 increase in payables.

Investing Activities

Net cash used in investing activities was $324,125 during the three months ended June 30, 2009, primarily due to the ongoing development of capitalized software.

Financing Activities

There was no net cash provided by financing activities during the three months ended June 30, 2009.

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

On April 29, 2009, a financial institution issued a one-year, automatically renewable, irrevocable $127,650 standby letter of credit, on our behalf, to the landlord associated with our new office lease as a security deposit. The Company is obligated to maintain the letter of credit until thirty days after the July 28, 2012 expiration of the lease. The Company deposited $127,650 with the financial institution in the form of an automatically renewable twelve month time deposit, in order to collateralize the letter of credit.

As of June 30, 2009, we had no other off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2009. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer (“CEO”) and Principal Accounting Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On November 13, 2008, the Company’s Board authorized the repurchase of up to 1,000,000 shares of the Company’s common stock, at the discretion of the Company’s management. On November 19, 2008, the Company’s Board authorized the repurchase of up to $1,000,000 of the Company’s common stock, at the discretion of the Company’s management, in lieu of the repurchase of up to 1,000,000 shares of the Company’s common stock. During the quarter ended June 30, 2009, the Company did not repurchase any of its equity securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements*

32.2	Certification by the Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements*

99.1	Press Release Related to Hudson Holding Corporation’s Earnings for the Three Months Ended June 30, 2009

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2009	By:	/s/ Martin C. Cunningham
	Name:	Martin C. Cunningham
	Title:	Chairman and Chief Executive Officer

Dated: August 14, 2009	By:	/s/ Keith R. Knox
	Name:	Keith R. Knox
	Title:	President and Principal Accounting Officer