Form 10-Q
period 2009-09-30
HUDSON HOLDING CORP
filed 2009-11-16
CIK 804157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 16, 2009, there were 65,769,537 shares of the issuer’s common stock outstanding.

HUDSON HOLDING CORPORATION

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009	March 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$534,303	$6,694,914
Cash - restricted	383,393	252,408
Receivable from clearing brokers	6,758,734	1,294,689
Securities owned, at fair value	1,593,098	2,246,488
Income taxes receivable	97,040	75,040
Furniture, equipment, capitalized software and leasehold improvements, net	1,009,987	1,182,028
Deferred tax assets	1,515,000	1,515,000
Prepaid expenses and other assets	818,719	866,027
Prepaid compensation, net	641,666	1,869,167
Goodwill	1,111,179	1,111,179

	$14,463,119	$17,106,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Securities sold, but not yet purchased, at fair value	$408,314	$637,829
Commissions payable	1,176,760	1,259,987
Income taxes payable	3,800	60,827
Payable to clearing brokers	—	48,833
Accounts payable, accrued expenses and other liabilities	2,119,379	1,461,774

Total liabilities	3,708,253	3,469,250

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 200,000,000 shares authorized; 47,794,537 shares issued and outstanding at September 30, and March 31, 2009	47,795	47,795
Additional paid-in capital	18,252,437	17,794,521
Accumulated deficit	(7,545,366)	(4,204,626)

Total stockholders’ equity	10,754,866	13,637,690

	$14,463,119	$17,106,940

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Sales and trading	$4,751,679	$6,116,833	$10,661,059	$9,634,720
Commissions and fees	4,539,240	3,242,767	10,133,528	7,488,220
Net interest and other income	180,918	352,270	354,353	652,623

	9,471,837	9,711,870	21,148,940	17,775,563

Expenses:
Salaries and related costs	2,978,584	2,009,988	5,187,142	4,171,547
Commissions, execution and clearing charges	5,733,076	5,330,999	12,984,454	9,792,576
Communications	1,571,011	1,410,571	3,299,589	2,781,936
Occupancy	436,671	319,482	859,013	596,739
Professional fees	260,906	216,287	740,676	789,801
Business development	185,640	220,865	346,451	425,013
Other	516,533	399,931	993,895	740,072

	11,682,421	9,908,123	24,411,220	19,297,684

Loss before income tax provision (benefit)	(2,210,584)	(196,253)	(3,262,280)	(1,522,121)
Income tax provision (benefit)	31,000	(72,427)	78,460	(555,640)

Net loss	$(2,241,584)	$(123,826)	$(3,340,740)	$(966,481)

Loss per share – basic and diluted	$(0.05)	$(0.00)	$(0.07)	$(0.02)

Weighted average number of shares outstanding – basic and diluted	47,794,537	45,125,185	47,794,537	41,507,698

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Deficit	Total
	Shares	Amount	Capital

Balance - March 31, 2009	47,794,537	$47,795	$17,794,521	$(4,204,626)	$13,637,690

Option grants - employees	—	—	138,191	—	138,191

Option grants - consultants	—	—	(1,416)	—	(1,416)

Restricted stock grants - employees	—	—	321,141	—	321,141

Net loss	—	—	—	(3,340,740)	(3,340,740)

Balance - September 30, 2009 (unaudited)	47,794,537	$47,795	$18,252,437	$(7,545,366)	$10,754,866

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,340,740)	$(966,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318,511	232,275
Stock-based compensation	457,916	602,992
Prepaid compensation amortization	938,000	1,241,445
Prepaid compensation reserve provision	289,500	—
Deferred rent	23,883	14,058
Deferred taxes	—	(621,300)
Changes in:
Receivable from clearing brokers	(5,464,046)	(5,587,963)
Securities owned	653,390	(2,355,983)
Prepaid compensation	—	(1,487,500)
Income taxes receivable	(22,000)	—
Prepaid expenses and other assets	47,308	(36,494)
Securities sold, but not yet purchased	(229,515)	(893,134)
Payable to clearing brokers	(48,833)	—
Commissions payable	(83,227)	493,298
Income taxes payable	(57,027)	(22,173)
Accounts payable, accrued expenses and other liabilities	663,723	309,457

Net cash used in operating activities	(5,853,157)	(9,077,503)

Cash flows from investing activities:
Purchase of furniture and equipment, capitalized software and leasehold improvements	(146,470)	(393,032)
Cash subject to restrictions	(130,984)	(3,736)

Net cash used in investing activities	(277,454)	(396,768)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	—	3,917,972

Net cash provided by financing activities	—	3,917,972

Net decrease in cash and cash equivalents	(6,130,611)	(5,556,299)
Cash and cash equivalents - beginning of period	6,694,914	6,172,348

Cash and cash equivalents - end of period	$564,303	$616,049

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$157,487	$83,686

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Hudson Holding Corporation (“Holding”) as of September 30 and March 31, 2009 and the condensed consolidated results of its operations and cash flows for the three and six months ended September 30, 2009 and 2008. The results of operations for the three and six months ended September 30, 2009 are not necessarily indicative of the operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended March 31, 2009 included in Holding’s Annual Report on Form 10-K.

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

Management has evaluated all subsequent events after the balance sheet date and through the financial statement issuance date of November 16, 2009 for appropriate accounting and disclosure (see note H).

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

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[3] Stock-based compensation:

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the award is measured on the grant date and for non-employees, the award is generally remeasured on interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

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

At September 30, 2009 and September 30, 2008, 5,461,253 and 7,528,333 shares of unvested restricted stock, outstanding stock options to purchase 6,290,000 and 4,503,333 shares of common stock and warrants to purchase 11,122,774 and 11,122,774 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[6] Recently issued and adopted accounting standards:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that established the FASB Accounting Standards Codification, (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued new accounting guidance, under ASC Topic 815 on Derivatives and Hedging, which amends and expands existing disclosure requirements to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815 on Derivatives and Hedging, as to how an entity should determine whether an instrument, or an embedded feature, is indexed to an entity’s own stock and whether or not such instruments would be accounted for as equity or a derivative liability. The adoption of this guidance can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. Early application is not permitted. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued new accounting guidance, under SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. This standard has not yet been integrated into the Codification. This guidance requires additional disclosures concerning a transferor’s continuing involvement with transferred financial assets eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements.

In June 2009, the FASB issued new accounting guidance, under SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard has not yet been integrated into the Codification. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of this guidance and has not yet determined the impact on the Company’s condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[6] Recently issued and adopted accounting standards, continued:

In August 2009, the FASB issued new accounting guidance, under ASC Topic 820 on fair value measurements and disclosures, on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the condensed consolidated financial statements.

NOTE C - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at September 30, 2009 consist entirely of level 1 marketable securities.

Fair Value Measurements

The Company records securities owned and securities sold, but not yet purchased, at fair value, which is deemed to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or developed by the Company. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE C - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, continued

Fair Value Measurements, continued

As of September 30, 2009:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Equities	$1,593,098	$—	$—	$1,593,098
Total	$1,593,098	$—	$—	$1,593,098

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Equities	$408,314	$—	$—	$408,314
Total	$408,314	$—	$—	$408,314

NOTE D - STOCKHOLDERS’ EQUITY

[1] Stock option grants:

On April 3, 2009, the Company granted options to an employee to purchase an aggregate of 800,000 shares of common stock at an exercise price of $0.50, pursuant to the Company’s 2007 Long-Term Incentive Compensation Plan (“2007 Plan”). Half of the options expire after approximately four and a half years and the other half expire after approximately five and a half years. The $268,000 grant date fair value is being amortized over the respective vesting periods, which range from approximately four to five years.

On June 1, 2009, the Company granted options to new employees to purchase an aggregate of 1,100,000 shares of common stock at an exercise price of $0.50, pursuant to the Company’s 2007 Plan. 600,000 options expire after approximately three and a half years and 500,000 options expire after approximately four and a half years. The $290,000 grant date fair value is being amortized over the respective vesting periods, which range from approximately three to four years.

The Company recognized $91,854 and $138,191 during the three and six months ended September 30, 2009 and $52,099 and $103,319 during the three and six months ended September 30, 2008, respectively, of compensation expense related to employee stock option grants, which is reflected as salaries and related costs in the condensed consolidated statements of operations. As of September 30, 2009, there was $702,544 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 3.1 years.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it’s material. The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. The Company utilizes a “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. Given that the Company’s shares have only been publicly traded since May 3, 2005, until such time as Holding had sufficient trading history to compute the historical volatility of its common stock, the Company utilized an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry, during the early stages of their life as a public company. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE D - STOCKHOLDERS’ EQUITY, continued

[1] Stock option grants, continued:

In applying the Black-Scholes option pricing model at grant date, the Company used the following weighted average assumptions:

	For the six months ended September 30,
	2009	2008
Risk free interest rate	1.74%	2.72%
Expected term (years)	3.64	3.25
Expected volatility	140%	65%
Expected dividends	—	—

The weighted average estimated fair value of the stock options granted during the six months ended September 30, 2009 and 2008 was $0.29 and $0.15 per share, respectively. No options were granted during the three months ended September 30, 2009 and 2008.

[2] Stock grants:

On April 3, 2009, the Company granted 500,000 shares of restricted stock to a certain employee, which was not issued pursuant to a stock plan, at a market value of $0.40. Accordingly, the $200,000 grant date fair value is being amortized over the four year vesting period.

The Company recognized $171,378 and $321,141 during the three and six months ended September 30, 2009 and $121,274 and $331,090 during the three and six months ended September 30, 2008, respectively, of compensation expense related to employee stock grants, which is reflected as a component of salaries and related costs in the consolidated statements of operations. As of September 30, 2009, there was $1,505,306 of unrecognized employee stock-based compensation expense related to stock grants that will be amortized over a weighted average period of 2.3 years.

A summary of restricted stock activity for the six months ended September 30, 2009 is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, March 31, 2009	5,502,920	$0.36	$1,998,589
Granted	500,000	0.40	200,000
Vested	—	—	—
Forfeited	(541,667)	0.32	(171,250)

Non-vested, September 30, 2009	5,461,253	$0.37	$2,027,339

NOTE E - COMMITMENTS AND CONTINGENCIES

[1] Leases:

On April 29, 2009, Hudson entered into an agreement to lease 5,106 rentable square feet of office space in New York, New York. The lease commenced on May 28, 2009 and expires three years and two months from the commencement date. In accordance with the lease terms, the Company began paying rent at the rate of approximately $255,000 per annum in June 2009.

In connection with the New York City office lease, on April 29, 2009 Hudson deposited a one-year $127,650 irrevocable standby letter of credit with the landlord as security, which automatically renews for additional one-year terms, unless thirty days written notice is provided. Pursuant to the lease agreement, Hudson is required to maintain the letter of credit until thirty days following the expiration of the lease. On April 16, 2009, Hudson deposited $127,650 with the issuing financial institution in the form of an automatically renewable, twelve-month time deposit, in order to collateralize the letter of credit. The time deposit, plus accrued interest, is included in cash-restricted on the accompanying condensed consolidated statements of financial condition as of September 30, 2009.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE E - COMMITMENTS AND CONTINGENCIES, continued

[1] Leases, continued:

Rent expense, net of sublease income, was approximately $437,000 and $859,000 for the three and six months ended September 30, 2009 and $294,000 and $571,000 for the three and six months ended September 30, 2008, respectively.

[2] Employment agreement:

On June 1, 2009, the Company made a $600,000 minimum annual compensation guarantee to a commissioned sales trader. If the sales trader achieves a specified revenue target during the year, the agreement shall renew automatically for a second year upon the same terms.

[3] Contingencies:

At September 30, 2009, Hudson had $2,894,000 (4 employees) of outstanding loans ($641,666 net of accumulated amortization of $1,962,834 and a reserve allowance of $289,500), which were provided as an incentive for joining the Company. The employees signed employment agreements and promissory notes with Hudson bearing interest at rates ranging from 4% to 5%. The employment agreements specify that Hudson will forgive the loans and interest, or a portion thereof, if the employees remain employed with Hudson for a certain duration. The loans are being amortized on a straight-line basis over the period specified in the employment agreements. Amortization expense charged to salaries and related costs in the condensed consolidated statement of operations were $535,959 and $1,028,332 for the three and six months ended September 30, 2009 and $706,215 and $1,329,140 for the three and six months ended September 30, 2008, respectively. A bad debt provision of $289,500 was recognized for the three and six months ended September 30, 2009.

On September 29, 2008, the Company filed a Statement of Claim with a self-regulatory organization against a former employee for (a) repayment of a $1,019,000 loan, plus interest; (b) reimbursement of $336,341 of commission overpayments; plus (c) reimbursement of legal fees and other costs associated with arbitration proceeding. On November 19, 2008, the former employee’s attorneys responded to FINRA. Arbitration hearings commenced on September 15, 2009. The parties verbally agreed to a tentative settlement on September 15, 2009, whereby Hudson would be repaid $220,000 of the loan amount, plus all required payroll tax obligations, in exchange for forgiveness of the remainder of the loan. The parties are in the process of drafting a written settlement agreement and mutual release. However, the Company cannot provide assurance it will be successful in consummating this agreement.

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

NOTE F - NET CAPITAL REQUIREMENT

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

At September 30, 2009, the Company under the alternative standard method had net capital of approximately $5,076,000, which was approximately $4,076,000 in excess of its required net capital of $1,000,000.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE G - REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be customers or employees who account for 10% or more of the total revenues generated by the Company during the period. The Company had one such active employee who accounted for 5% and 22% of total revenues, which included revenues from a single customer that accounted for 2% and 11% of total revenues, during the three and six months ended September 30, 2009. The Company had one such active employee who accounted for 21% and 17% of total revenues, which included revenues from a single customer that accounted for 12% and 8% of total revenues, during the three and six months ended September 30, 2008, respectively.

NOTE H - SUBSEQUENT EVENTS

[1] Stock option grants:

On October 12, 2009, the Company granted options to its new Chief Executive Officer to purchase 2,500,000 shares of common stock at an exercise price of $0.50, pursuant to the 2007 Plan. One-quarter of the options will vest immediately and the remaining options will vest ratably on each of the next three anniversary dates. The options expire after approximately three and a half years. Accordingly, one-quarter of the $550,000 grant date fair value will be amortized immediately and the remaining balance will be amortized over the three year vesting period. In the event of a change of control, as defined, all unvested options will vest immediately.

[2] Restricted stock grants:

On October 12, 2009, when the market value of the Company’s restricted common stock was determined to be $0.25, the Company granted 2,500,000 shares of restricted stock to Anthony M. Sanfilippo, its new Chief Executive Officer, which was not issued pursuant to a plan. One-quarter of the award vested immediately and the remaining shares will vest ratably on each of the next three anniversary dates. Accordingly, one-quarter of the $625,000 grant date fair value will be amortized immediately and the remaining balance will be amortized over the three year vesting period. In the event of a change of control, as defined, all unvested restricted stock will vest immediately.

[3] Employment agreements:

On October 12, 2009, Anthony M. Sanfilippo entered into an employment agreement with the Company to become the Company’s new Chief Executive Officer with a salary of $275,000 per annum, a formula bonus, plus the restricted stock and stock option grants described in notes (1) and (2) above. The term of the employment agreement is three years. The agreement provides that, in the event of a termination without cause or a resignation for good reason, as defined in his employment agreement, Mr. Sanfilippo will receive a termination payment equal to all unpaid compensation for the balance of the term, a payment equal to the cost of COBRA premiums for medical insurance and any annual bonus quarterly payment due and not yet paid as of the date of such termination. The employment agreement provides for an annual bonus formula of 6% of the firm’s net profits before taxes, with a $6 million dollar cap. The annual bonus will be pro rated for the period from October 12, 2009 to the March 31, 2010 fiscal year end. A pro rated portion of the annual bonus will be paid quarterly, in the event quarterly and year to date consolidated pretax earnings (the “Quarterly Earnings”) are positive. All Quarterly Payments are subject to a holdback of 25%. Adjustment will be made to the annual bonus at year end to reflect any quarters subsequent to such quarterly payments where quarterly earnings are not positive calculated on a year to date basis.

On October 12, 2009, the Company entered into a second amendment to the employment agreement dated January 1, 2007 with Keith Knox, its President. The amendment provides for a definition of “Cause” identical to that in Mr. Sanfilippo’s employment agreement and provides that, in the event of a Termination other than for Cause or a resignation for Good Reason, as defined in the employment agreement, Mr. Knox will receive a termination payment equal to all unpaid compensation for the balance of the term, a payment equal to the cost of COBRA premiums for medical insurance and any annual bonus quarterly payment due and not yet paid as of the date of such termination. The amendment also provides that Mr. Knox’s annual bonus is subject to a $6 million dollar cap.

[4] Termination agreement:

On October 12, 2009, Martin C. Cunningham resigned as Chief Executive Officer and as Chairman of the Board and a director of the Company. Mr. Cunningham entered into a termination agreement with the Company which provides that Mr. Cunningham will receive the balance of the salary due to him under his employment agreement of $475,000. The Company will also pay on behalf of Mr. Cunningham all applicable premiums towards COBRA continuation coverage until December 31, 2011, unless he is eligible for other comparable medical insurance before then. The termination agreement also provides that for a twelve month period, Mr. Cunningham will not solicit employees of the Company or certain designated customers of the Company. The Company has accrued $475,000 for the above settlement as of September 30, 2009.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE H – SUBSEQUENT EVENTS, continued

[5] Private Placement:

On November 12, 2009 the Company completed its private placement offering and sold an aggregate $4,337,500 million of its common stock at a purchase price of $0.25 a share. The offering was subscribed by several existing shareholders and certain officers, directors and employees. In connection with the financing, Hudson issued 17,350,000 shares of common stock representing 26% of the outstanding stock of the Company, The Company also entered into a registration rights agreement with the investors that provides for two “demand” registrations at the Company’s expense. The Company did not pay any commission or fees in connection with the offering These securities were offered and sold in reliance upon exemptions from the registration requirements of section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated there under. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

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

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

We had overall revenues consisting of sales and trading revenues, commission and fee revenues, both primarily from activity on behalf of customers, plus net interest and other income of approximately $9,471,837 for the three months ended September 30, 2009 as compared to $9,711,870 for the three months ended September 30, 2008, a decrease of $240,033 or 2%. Sales and trading revenues were $4,751,679 compared to $6,116,833 during the same period in the prior year, a decrease of $1,365,154 or 22%, primarily due to a decrease in sales activity of a significant customer. Commission and fee revenues were $4,539,240 compared to $3,242,767 during the same period last year, an increase of $1,296,473 or 40%, principally due to increased volume. Interest and other income were $180,918 compared to $352,270 during the comparable period last year, a decrease of $171,352, or 49%, primarily due to a decrease in fees from introducing brokers.

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

The Commission payouts were $4,469,659 (47% of revenues) in the three months ended September 30, 2009 compared to $4,509,540 (46% of revenues) in the comparable prior year period, a decrease of $39,881 or 1%, primarily due to the decrease in revenues. Execution and clearance charges were $1,263,417 (13% of revenues) in the three months ended September 30, 2009 as compared to $821,459 (8% of revenues) in the three months ended September 30, 2008, an increase of $441,958 or 54%, primarily due to an increase in algorithmic trading business which has higher execution fees, plus an increase in clearing costs. Communication costs were $1,571,011 in the quarter ending September 30, 2009 compared to $1,410,571 in the same quarter last year, an increase of $160,440 or 11%, primarily due to additional equipment and services required for new hires. Occupancy costs were $436,671 in the quarter ending September 30, 2009 compared to $319,482 in the same quarter last year, an increase of $117,189 or 37%, primarily due to the addition of new office locations.

Salaries and related costs were $2,978,584 compared to $2,009,988 in the comparable quarter in the prior year, an increase of $968,596 or 48%, primarily due to an increase in salaries, as a result of new hires, a prepaid compensation reserve provision, an employee termination agreement, offset by a decrease in prepaid compensation amortization. Professional fees were $260,906 compared to $216,287 in the comparable quarter in the prior year, a increase of $44,619 or 21%, primarily due to an increase in outside legal and accounting services. Business development expenses were $185,640 in the quarter ending September 30, 2009 compared to $220,865 in the prior period quarter, a decrease of $35,225 or 16%, primarily due to pulling back our marketing efforts. Other expenses were $516,533 in the quarter ending September 30, 2009 compared to $399,931 in the prior period quarter, an increase of $116,602 or 29%, primarily due to increased software amortization and maintenance expense.

The pre-tax loss was $2,210,584 for the three months ended September 30, 2009, compared to a pre-tax loss of $196,253 for the three months ended September 30, 2008, an increase of $2,014,331. The pre-tax loss increase was primarily due to a decrease in revenues, the increase in salaries, as a result of increased staff, a prepaid compensation reserve provision, an employee termination agreement, and the increase in execution costs. The income tax expense was $31,000 for the three months ended September 30, 2009, compared to the income tax benefit of $72,427 for the three months ended September 30, 2008, primarily due to an increase in the deferred tax asset valuation allowance.

Six months ended September 30, 2009 compared to six months ended September 30, 2008

We had overall revenues consisting of sales and trading revenues, commission and fee revenues, both primarily from activity on behalf of customers, plus net interest and other income of approximately $21,148,940 for the six months ended September 30, 2009 as compared to $17,775,563 for the six months ended September 30, 2008, an increase of $3,373,377 or 19%, primarily due to an increase in sales and trading revenues and commission and fee revenues offset by a decrease in interest and other income. Sales and trading revenues were $10,661,059 compared to $9,634,720 during the same period in the prior year, an increase of $1,026,339 or 11%, due to the addition of sales traders and a significant customer which comprised 11% of total revenues during the six months ended September 30, 2009. Commission and fee revenues were $10,133,528 compared to $7,488,220 during the same period last year, an increase of $2,645,308 or 35%, principally due to increased volume. Interest and other income were $354,353 compared to $652,623 during the comparable period last year, a decrease of $298,270, or 46%, primarily due to a decrease in fees from introducing brokers.

The Commission payouts were $10,064,673 (48% of revenues) in the six months ended September 30, 2009 compared to $8,461,251 (48% of revenues) in the comparable prior year period, and increase of $1,603,422 or 19%, primarily due to the increase in revenues. Execution and clearance charges were $2,919,781 (14% of revenues) in the six months ended September 30, 2009 as compared to $1,331,326 (7% of revenues) in the six months ended September 30, 2008, an increase of $1,588,455 or 119%, primarily due to an increase in algorithmic trading business which has higher execution fees, plus an increase in clearing costs. Communication costs were $3,299,589 in the six months ending September 30, 2009 compared to $2,781,936 in the same period last year, an increase of $517,653 or 19%, primarily due to the cost of additional equipment and services required for new hires. Occupancy costs were $859,013 in the six months ending September 30, 2009 compared to $596,739 in the same period last year, an increase of $262,274 or 44%, primarily due to the addition of new office locations.

Salaries and related costs were $5,187,142 compared to $4,171,547 in the comparable period in the prior year, an increase of $1,015,595 or 24%, primarily due to an increase in salaries, as a result of new hires, a prepaid compensation reserve provision, an employee termination agreement, offset by a decrease in prepaid compensation amortization. Professional fees were $740,676 compared to $789,801 in the comparable period in the prior year, a decrease of $49,125 or 6%, primarily due to a decrease in outside legal and accounting services as a result of hiring a general counsel and chief financial officer for Hudson Securities, Inc. Business development expenses were $346,451 in the six months ending September 30, 2009 compared to $425,013 in the prior period, a decrease of $78,562 or 18%, primarily due to pulling back our marketing efforts. Other expenses were $993,895 in the six months ending September 30, 2009 compared to $740,072 in the prior period, an increase of $253,823 or 34%, primarily due to increased software amortization and maintenance expense.

The pre-tax loss was $3,262,280 for the six months ended September 30, 2009, compared to a pre-tax loss of $1,522,121 for the six months ended September 30, 2008, an increase of $1,740,159 or 114%. The pre-tax loss increase was primarily due to increased salaries and related costs, plus communication and occupancy costs as a result of increased staff, a prepaid compensation reserve provision, an employee termination agreement and an increase in execution costs. The income tax expense was $78,460 for the six months ended September 30, 2009, compared to the income tax benefit of $555,640 for the six months ended September 30, 2008, primarily due to an increase in the deferred tax asset valuation allowance.

Liquidity and Capital Resources

Recent developments

On November 12, 2009 the Company completed a private placement offering of $4,337,500 million of its common stock at a purchase price of $0.25 a share. In connection with the financing, Hudson issued 17,350,000 shares of common stock representing 26% of the outstanding stock of the Company.

Consolidated Balance Sheet Data:	As of September 30, 2009	As of March 31, 2009
	(unaudited)

Working capital	$6,477,034	$7,914,837

Total assets	$14,463,119	$17,106,940

Total liabilities	$3,708,254	$3,469,250

Stockholders’ equity	$10,754,866	$13,637,690

Working Capital

Our working capital (current assets less current liabilities) decreased to $6.3 million at September 30, 2009 from $7.9 million at March 31, 2009, primarily as a result of operating losses, software expenditures and an increase in restricted cash. Current assets include cash, receivable from clearing brokers (cash on deposit with our clearing brokers), marketable securities, income taxes receivable and other assets (except for long-term security deposits). All liabilities, except approximately $0.2 million of long-term deferred rent, are current liabilities.

We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock.

We currently do not have any outstanding bank borrowings or long-term debt.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities (investment banking, fixed income, options, etc.) including possible synergistic acquisition opportunities. Such expansion could require the issuance of additional forgivable employee loans, restricted stock, stock options or other stock-based awards in order to recruit and retain experienced professionals (see Notes D and E[3] to the condensed consolidated financial statements for additional details). See Note F to the condensed consolidated financial statements for additional details related to regulatory net capital requirements. We still expect that any further significant expansion or acquisition opportunities may require additional subordinated debt or equity issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our contractual commitments consist primarily of office and equipment leases, plus commitments related to certain employment agreements.

Our cash position decreased by $6,130,612 to $534,303 during the six months ended September 30, 2009, after decreasing by $5,556,299 to $616,049 during the six months ended September 30, 2008. However, it should be noted that our cash position is primarily a function of the extent to which our funds are deployed in marketable securities or on deposit with our clearing broker. On September 30, 2009 and 2008, we had $1,184,784 and $2,894,293 in net securities positions and $6,758,735 and $8,063,538 on deposit with our clearing brokers, respectively.

Operating Activities

Net cash used in operating activities was $5,853,157 during the six months ended September 30, 2009, primarily as a result of depositing an incremental $5,512,879 of cash with our clearing broker. Net cash used in operating activities was $9,077,503 during the six months ended September 30, 2008, primarily as a result of depositing an incremental $5,587,963 of cash with our clearing broker, a $3,249,117 increase in net securities positions and a $1,487,500 increase in prepaid compensation.

Investing Activities

Net cash used in investing activities was $277,454 during the six months ended September 30, 2009 and $396,768 during the six months ended September 30, 2008, primarily due to the ongoing development of capitalized software, plus, for the current period, the depositing of funds with a financial institution in order to collateralize a letter of credit.

Financing Activities

There was no net cash provided by financing activities during the six months ended September 30, 2009. Net cash provided by financing activities was $3,917,972 during the six months ended September 30, 2008, due to the receipt of net private placement proceeds.

Off Balance Sheet Arrangements

On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our Jersey City, New Jersey office lease as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen month time deposit, in order to collateralize the letter of credit.

On April 29, 2009, a financial institution issued a one-year, automatically renewable, irrevocable $127,650 standby letter of credit, on our behalf, to the landlord associated with our new New York City office lease as a security deposit. The Company is obligated to maintain the letter of credit until thirty days after the July 28, 2012 expiration of the lease. The Company deposited $127,650 with the financial institution in the form of an automatically renewable twelve month time deposit, in order to collateralize the letter of credit.

As of September 30, 2009, we had no other off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

From time to time, Hudson is named as a defendant in various routine actions that are incidental to its activities as a broker-dealer, including civil actions, arbitrations, plus proceedings and investigation by self-regulatory organizations. On September 29, 2008, the Company filed a Statement of Claim with a self-regulatory organization against a former employee for (a) repayment of a $1,019,000 loan, plus interest; (b) reimbursement of $336,341 of commission overpayments; plus (c) reimbursement of legal fees and other costs associated with arbitration proceeding. On November 19, 2008, the former employee’s attorneys responded to FINRA. Arbitration hearings commenced on September 15, 2009. The parties verbally agreed to a tentative settlement on September 15, 2009, whereby Hudson would be repaid $220,000 of the loan amount, plus all required payroll tax obligations, in exchange for forgiveness of the remainder of the loan. The parties are in the process of drafting a written settlement agreement and mutual release. See Note E[3] to the condensed consolidated financial statements for additional details.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On November 13, 2008, the Company’s Board authorized the repurchase of up to 1,000,000 shares of the Company’s common stock, at the discretion of the Company’s management. On November 19, 2008, the Company’s Board authorized the repurchase of up to $1,000,000 of the Company’s common stock, at the discretion of the Company’s management, in lieu of the repurchase of up to 1,000,000 shares of the Company’s common stock. During the quarter ended September 30, 2009, the Company did not repurchase any of its equity securities.

On November 12, 2009, the Company completed a private placement of 17,350,000 shares of its common stock at a purchase price of $0.25, with net proceeds to Hudson of $4,337,500 million. The offering was subscribed by several existing shareholders and certain officers, directors and employees. The Company also entered into a registration rights agreement with the investors that provides for two “demand” registrations at the Company’s expense. As a result of the financing, Hudson’s stockholder’s equity now exceeds $10.3 million. The Company intends to use the proceeds for further working capital purposes, to further strengthen its capital position and to facilitate additional recruitment at its broker dealer subsidiary, Hudson Securities. The Company did not pay any commissions of fees in connection with the offering other than legal fees which are immaterial.

These securities were offered and sold in reliance upon exemptions from the registration requirements of section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated there under. Such securities were sold exclusively to accredited investors as defined by Rule 501(a) under the Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company has scheduled an Annual Meeting of Stockholders for Tuesday, December 17, 2009. Shareholders of record as of November 17, 2009 will be entitled to vote at the annual meeting. The Company anticipates mailing its proxy materials on or about November 20, 2009. The Company expects that the sole matter to come before the meeting will be the election of directors.

Item 5.	Other Information.

None.

Item 6.	Exhibits

10.1	Employment Agreement, effective as of October 12, 2009, by and between Hudson Holding Corporation and Anthony M. Sanfilippo

10.2	Amendment No. 2 to the Employment Agreement, dated as of October 12, 2009, by and between Hudson Holding Corporation and Keith R. Knox

10.3	Termination Agreement, dated as of October 12, 2009, by and between Hudson Holding Corporation and Martin Cunningham

10.4	Form of Securities Purchase Agreement, dated as of October 14, 2009, between Hudson Holding Corporation and the signatories thereto

10.5	Form of Registration Rights Agreement, dated as of October 14, 2009, between Hudson Holding Corporation and the signatories thereto

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements*

32.2	Certification by the Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements*

99.1	Press Release Related to Hudson Holding Corporation’s Earnings for the Three and Six Months Ended September 30, 2009

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2009	By:	/s/ ANTHONY M. SANFILIPPO
	Name:	Anthony M. Sanfilippo
	Title:	Chief Executive Officer

Dated: November 16, 2009	By:	/s/ KEITH R. KNOX
	Name:	Keith R. Knox
	Title:	President and Principal Accounting Officer