Form 10-Q
period 2009-12-31
HUDSON HOLDING CORP
filed 2010-02-16
CIK 804157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

As of February 16, 2010, there were 69,329,953 shares of the issuer’s common stock outstanding.

HUDSON HOLDING CORPORATION

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	March 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$8,197,227	$6,694,914
Cash - restricted	378,185	252,408
Receivable from clearing brokers	1,765,572	1,294,689
Securities owned, at fair value	3,326,327	2,246,488
Income taxes receivable	401,625	75,040
Furniture, equipment, capitalized software and leasehold improvements, net	895,161	1,182,028
Deferred tax assets	996,000	1,515,000
Prepaid expenses and other assets	1,122,381	866,027
Prepaid compensation, net	256,000	1,869,167
Goodwill	1,111,179	1,111,179

	$18,449,657	$17,106,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Securities sold, but not yet purchased, at fair value	$712,839	$637,829
Commissions payable	1,103,487	1,259,987
Income taxes payable	—	60,827
Payable to clearing brokers	—	48,833
Accounts payable, accrued expenses and other liabilities	1,572,036	1,461,774

Total liabilities	3,388,362	3,469,250

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 200,000,000 shares authorized; 68,723,703 and 47.794,537 shares issued and outstanding at December 31 and March 31, 2009, respectively	68,724	47,795
Additional paid-in capital	23,662,648	17,794,521
Accumulated deficit	(8,670,077)	(4,204,626)

Total stockholders’ equity	15,061,295	13,637,690

	$18,449,657	$17,106,940

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenues:
Trading gains, net	$5,926,885	$8,755,272	$16,587,944	$18,389,992
Commissions and fees	3,934,397	3,332,552	14,067,925	10,820,772
Interest and other income	150,097	135,390	504,450	788,013

	10,011,379	12,223,214	31,160,319	29,998,777

Expenses:
Salaries and related costs	2,569,036	1,981,585	7,756,178	6,153,132
Commissions, execution and clearing charges	5,436,110	7,659,977	18,420,564	17,452,554
Communications	1,593,964	1,424,191	4,893,552	4,206,126
Occupancy	488,066	283,501	1,347,078	880,239
Professional fees	198,978	342,272	939,655	1,132,073
Business development	185,944	177,308	532,396	602,321
Other	520,310	401,833	1,514,205	1,141,906

	10,992,408	12,270,667	35,403,628	31,568,351

Loss before income tax provision (benefit)	(981,029)	(47,453)	(4,243,309)	(1,569,574)
Income tax provision (benefit)	143,682	126,932	222,142	(428,708)

Net loss	$(1,124,711)	$(174,385)	$(4,465,451)	$(1,140,866)

Loss per share – basic and diluted	$(0.02)	$(0.00)	$(0.09)	$(0.03)

Weighted average number of shares outstanding – basic and diluted	57,945,488	45,604,341	51,190,491	42,878,210

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - March 31, 2009	47,794,537	$47,795	$17,794,521	$(4,204,626)	$13,637,690

Issuance of common stock	19,350,000	19,350	4,799,418	—	4,818,768

Amortization of option grants - employees	—	—	388,091	—	388,091

Amortization of option grants - consultants	—	—	875	—	875

Amortization of restricted grants - employees	—	—	681,322	—	681,322

Issuance of restricted stock	1,579,166	1,579	(1,579)	—	—

Net loss	—	—	—	(4,465,451)	(4,465,451)

Balance - December 31, 2009 (unaudited)	68,723,703	$68,724	$23,662,648	$(8,670,077)	$15,061,295

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	(4,465,451)	$(1,140,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	486,119	347,494
Stock-based compensation	1,070,288	851,226
Prepaid compensation amortization	1,323,667	1,800,444
Prepaid compensation reserve provision	289,500	—
Deferred rent	6,710	21,088
Deferred taxes	519,000	(554,800)
Changes in:
Receivable from clearing brokers	(470,883)	1,300,221
Securities owned	(1,079,839)	(1,115,249)
Prepaid compensation	—	(1,750,000)
Income taxes receivable	(326,585)	(51,697)
Prepaid expenses and other assets	(256,355)	545
Securities sold, but not yet purchased	75,010	(1,865,468)
Payable to clearing brokers	(48,833)	—
Commissions payable	(156,500)	22,071
Income taxes payable	(60,827)	14,827
Accounts payable, accrued expenses and other liabilities	103,552	333,577

Net cash used in operating activities	(2,991,427)	(1,786,582)

Cash flows from investing activities:
Purchase of furniture and equipment, capitalized software and leasehold improvements	(199,251)	(562,646)
Cash subject to restrictions	(125,777)	(5,329)

Net cash used in investing activities	(325,028)	(567,975)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	4,818,768	3,917,972

Net cash provided by financing activities	4,818,768	3,917,972

Net increase (decrease) in cash and cash equivalents	1,502,313	1,563,415
Cash and cash equivalents - beginning of period	6,694,914	6,172,348

Cash and cash equivalents - end of period	$8,197,227	$7,735,763

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$165,630	$128,359

Non-cash operating activities:
Prepaid compensation contractually forgiven	$1,000,000	$1,000,000

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Hudson Holding Corporation (“Holding”) as of December 31 and March 31, 2009 and the condensed consolidated results of its operations and cash flows for the three and nine months ended December 31, 2009 and 2008. The results of operations for the three and nine months ended December 31, 2009 are not necessarily indicative of the operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended March 31, 2009 included in Holding’s Annual Report on Form 10-K.

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

Management has evaluated all subsequent events after the balance sheet date and through the financial statement issuance date of February 16, 2010 for appropriate accounting and disclosure (see note I).

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

Substantially all of Hudson’s cash and security positions may be deposited with its clearing brokers for safekeeping purposes. The clearing brokers are members of major security exchanges.

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

At December 31, 2009 and December 31, 2008, 6,283,753 and 6,184,170 shares of unvested restricted stock, outstanding stock options to purchase 9,276,666 and 4,520,000 shares of common stock and warrants to purchase 9,362,184 and 11,122,774 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.

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

NOTE C - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at December 31, 2009 consist entirely of level 1 marketable securities.

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

As of December 31, 2009:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Equities	$3,326,327	$—	$—	$3,326,327
Total	$3,326,327	$—	$—	$3,326,327

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Equities	$712,839	$—	$—	$712,839
Total	$712,839	$—	$—	$712,839

NOTE D - STOCKHOLDERS’ EQUITY

[1] Private placement:

On November 12, 2009 the Company completed a private placement offering and sold an aggregate $4,337,500 of its common stock at a purchase price of $0.25 a share. The offering was subscribed by several existing shareholders and certain officers, directors and employees. In connection with the financing, Hudson issued 17,350,000 shares of common stock representing 26% of the outstanding stock of the Company.

On December 31, 2009 the Company completed a private placement offering and sold an aggregate of $500,000 of its common stock at a purchase price of $0.25 a share. The offering was subscribed by an institutional investor on the same terms as the private placement offering completed on November 12, 2009. In connection with the financing, Hudson issued 2,000,000 shares of common stock representing 3% of the outstanding stock of the Company.

[2] Stock option grants:

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

NOTE D - STOCKHOLDERS’ EQUITY, continued

[2] Stock option grants, continued:

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

On October 12, 2009, the Company granted options to its new Chief Executive Officer to purchase 2,500,000 shares of common stock at an exercise price of $0.50, pursuant to the 2007 Plan. One-quarter of the options vested immediately and the remaining options will vest ratably on each of the next three anniversary dates. The options expire after approximately three and a half years. Accordingly, one-quarter of the $550,000 grant date fair value will be amortized immediately and the remaining balance will be amortized over the three year vesting period. In the event of a change of control, as defined, all unvested options will vest immediately.

On December 8, 2009, the Company granted options to new employees to purchase an aggregate of 550,000 shares of common stock at an exercise price of $0.50, pursuant to the Company’s 2007 Plan. The options expire after approximately three and a half years. The $82,500 grant date fair value is being amortized over the three year vesting period.

The Company recognized $247,376 and $386,768 during the three and nine months ended December 31, 2009 and $79,356 and $182,676 during the three and nine months ended December 31, 2008, respectively, of compensation expense related to employee stock option grants, which is reflected as salaries and related costs in the condensed consolidated statements of operations. As of December 31, 2009, there was $1,084,018 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.9 years.

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

In applying the Black-Scholes option pricing model at grant date, the Company used the following weighted average assumptions:

	For the three months ended December 31,		For the nine months ended December 31,
	2009	2008	2009	2008
Risk free interest rate	1.21%	1.72%	1.42%	2.43%
Expected term (years)	2.55	3.25	2.97	3.25
Expected volatility	140%	65%	140%	65%
Expected dividends	—	—	—	—

The weighted average estimated grant date fair value of the stock options granted during the three and nine months ended December 31, 2009 was $0.21 and $0.24 per share and was $0.10 and $0.13 per share during the three and nine months ended December 31, 2008, respectively.

NOTE D - STOCKHOLDERS’ EQUITY, continued

[2] Stock option grants, continued:

A summary of the status of the options issued under the Plans during the nine months ended December 31, 2009 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance, March 31, 2009	4,455,000	$0.77
Granted	4,950,000	0.50
Exercised	—	—
Forfeited	(128,334)	1.06

Balance, December 31, 2009	9,276,666	$0.62	2.5	$—

Exercisable, December 31, 2009	3,398,323	$0.80	1.5	$—

The following table presents information related to stock options at December 31, 2009:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.35	100,000	1.2	66,666
0.40	75,000	2.5	75,000
0.49	296,666	1.2	203,332
0.50	6,100,000	3.1	808,332
0.60	100,000	1.8	33,333
0.75	290,000	1.9	96,663
0.80	250,000	0.8	166,666
0.90	325,000	0.6	219,998
1.00	1,710,000	1.0	1,698,333
1.15	30,000	1.6	30,000

	9,276,666	1.5	3,398,323

[3] Stock grants:

On April 3, 2009, the Company granted 500,000 shares of restricted stock to a certain employee, which was not issued pursuant to a stock plan, at a market value of $0.40. Accordingly, the $200,000 grant date fair value is being amortized over the four year vesting period.

On October 12, 2009, when the market value of the Company’s restricted common stock was deemed to be $0.25, the Company granted 2,500,000 shares of restricted stock to its new Chief Executive Officer, which was not issued pursuant to a plan. One-quarter of the award vested immediately and the remaining shares will vest ratably on each of the next three anniversary dates. Accordingly, one-quarter of the $625,000 grant date fair value will be amortized immediately and the remaining balance will be amortized over the three year vesting period. In the event of a change of control, as defined, all unvested restricted stock will vest immediately.

The Company recognized $360,180 and $681,322 during the three and nine months ended December 31, 2009 and $166,586 and $497,676 during the three and nine months ended December 31, 2008, respectively, of compensation expense related to employee stock grants, which is reflected as a component of salaries and related costs in the consolidated statements of operations. As of December 31, 2009, there was $1,770,126 of unrecognized employee stock-based compensation expense related to stock grants that will be amortized over a weighted average period of 2.3 years.

NOTE D - STOCKHOLDERS’ EQUITY, continued

[3] Stock grants:

In addition, the Company recognized $0 and $0 during the three and nine months ended December 31, 2009 and $0 and $164,000 during the three and nine months ended December 31, 2008, respectively, of professional fees expense in the consolidated statements of operations, related to immediately vested director restricted stock grants.

A summary of restricted stock activity for the nine months ended December 31, 2009 is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, March 31, 2009	5,502,920	$0.36	$1,998,589
Granted	3,000,000	0.28	825,000
Vested	(1,579,166)	0.28	(446,750)
Forfeited	(640,001)	0.32	(203,700)

Non-vested, December 31, 2009	6,283,753	$0.35	$2,173,139

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

In connection with the New York City office lease, on April 29, 2009 Hudson deposited a one-year $127,650 irrevocable standby letter of credit with the landlord as security, which automatically renews for additional one-year terms, unless thirty days written notice is provided. Pursuant to the lease agreement, Hudson is required to maintain the letter of credit until thirty days following the expiration of the lease. On April 16, 2009, Hudson deposited $127,650 with the issuing financial institution in the form of an automatically renewable, twelve-month time deposit, in order to collateralize the letter of credit. The time deposit, plus accrued interest, is included in cash-restricted on the accompanying condensed consolidated statements of financial condition as of December 31, 2009.

On December 2, 2009, Hudson entered into an agreement to lease 4,010 rentable square feet of office space in Norwalk, Connecticut. The lease commenced on December 2, 2009, 2009 and expires two years and three months from the commencement date. In accordance with the lease terms, the Company will pay rent at the rate of approximately $74,000 per annum, beginning one and a half months from the commencement date. In connection with the lease, Hudson will pay a security deposit in the amount of $10,693.33.

Rent expense, net of sublease income, was approximately $488,000 and $1,347,000 for the three and nine months ended December 31, 2009 and $283,501 and $880,239 for the three and nine months ended December 31, 2008, respectively.

NOTE E - COMMITMENTS AND CONTINGENCIES, continued

[2] Employment agreements:

On October 12, 2009, Anthony M. Sanfilippo entered into an employment agreement with the Company to become the Company’s new Chief Executive Officer with a salary of $275,000 per annum, a formula bonus, plus the restricted stock and stock option grants described in Notes D[2] and D[3]. The term of the employment agreement is three years. The agreement provides that, in the event of a termination without cause or a resignation for good reason, as defined in his employment agreement, Mr. Sanfilippo will receive a termination payment equal to all unpaid compensation for the balance of the term, a payment equal to the cost of COBRA premiums for medical insurance and any annual bonus quarterly payment due and not yet paid as of the date of such termination. The employment agreement provides for an annual bonus formula of 6% of the firm’s net profits before taxes, with a $6 million dollar cap. The annual bonus will be pro rated for the period from October 12, 2009 to the March 31, 2010 fiscal year end. A pro rated portion of the annual bonus will be paid quarterly, in the event quarterly and year to date consolidated pre-tax earnings are positive. All quarterly payments are subject to a holdback of 25%. Adjustment will be made to the annual bonus at year end to reflect any quarters subsequent to such quarterly payments where quarterly earnings are not positive calculated on a year to date basis.

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

[3] Termination agreement:

On October 12, 2009, Martin C. Cunningham resigned as Chief Executive Officer and as Chairman of the Board and a director of the Company. Mr. Cunningham entered into a termination agreement with the Company which provides that Mr. Cunningham will receive the balance of the salary due to him under his employment agreement of $475,000. The Company will also pay on behalf of Mr. Cunningham all applicable premiums towards COBRA continuation coverage until December 31, 2011, unless he is eligible for other comparable medical insurance before then. The termination agreement also provides that for a twelve month period, Mr. Cunningham will not solicit employees of the Company or certain designated customers of the Company. As of December 31, 2009, the Company has paid Mr. Cunningham $245,833 related to his termination agreement. Mr. Cunningham will receive the balance in monthly payments, with the final payment to be made on October 1, 2010.

[4] Contingencies:

At December 31, 2009, Hudson had $1,894,000 (2 employees) of outstanding loans ($256,000 net of accumulated amortization of $1,348,500 and a reserve allowance of $289,500), which were provided as an incentive for joining the Company. The employees signed employment agreements and promissory notes with Hudson bearing interest at rates ranging from 4% to 5%. The employment agreements specify that Hudson will forgive the loans and interest, or a portion thereof, if the employees remain employed with Hudson for a certain duration. The loans are being amortized on a straight-line basis over the period specified in the employment agreements. Amortization expense charged to salaries and related costs in the condensed consolidated statement of operations was $404,639 and $1,722,471 for the three and nine months ended December 31, 2009 and $596,226 and $1,925,368 for the three and nine months ended December 31, 2008, respectively. A bad debt provision of $0 and $289,500 was recognized for the three and nine months ended December 31, 2009, respectively.

On September 29, 2008, the Company filed a Statement of Claim with a self-regulatory organization against a former employee for (a) repayment of a $1,019,000 loan, plus interest; (b) reimbursement of $336,341 of commission overpayments; plus (c) reimbursement of legal fees and other costs associated with arbitration proceeding. On November 19, 2008, the former employee’s attorneys responded to FINRA. Arbitration hearings commenced on September 15, 2009. On February 5, 2010 the parties entered into a settlement agreement and mutual release whereby Hudson would be repaid $220,000 of the loan amount, in exchange for forgiveness of the remainder of the loan. Hudson received payment of the settlement on February 9, 2010.

From time to time, Hudson is named as a defendant in various routine actions that are incidental to its activities as a broker-dealer, including civil actions, arbitrations, plus proceedings and investigation by self-regulatory organizations. Management believes it has meritorious defenses to all such actions brought against the Company and intends to defend each of these actions vigorously. Although there can be no assurances

NOTE E - COMMITMENTS AND CONTINGENCIES, continued

that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company’s management, the ultimate resolution of such actions against the Company will have no material adverse effect on the Company’s financial condition.

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

At December 31, 2009, the Company under the alternative standard method had net capital of approximately $8,625,000, which was approximately $7,625,000 in excess of its required net capital of $1,000,000.

NOTE G - REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be customers or employees who account for 10% or more of the total revenues generated by the Company during the period. The Company had one such active employee who accounted for 18% of total revenues, during the nine months ended December 31, 2009. The Company had one such active employee who accounted for 17% and 26% of total revenues, which included revenues from a single customer that accounted for 13% and 17% of total revenues, during the three and nine months ended December 31, 2008, respectively.

NOTE H - INCOME TAXES

The principal components of the net deferred tax asset are as follows:

	December 31, 2009	March 31, 2009
Deferred taxes:

Net operating loss carryforwards	$2,464,000	$1,585,000
Minimum tax carryforward credits	251,000	202,000
Reserve for commissions receivable and bad debts	28,000	42,000
Prepaid compensation amortization	653,000	437,000
Contributions carryforward deductions	32,000	27,000
Deferred rent	107,000	104,000
Stock-based compensation	494,000	278,000
Excess of tax over book basis of fixed assets	77,000	70,000

Total gross deferred tax assets	4,106,000	2,745,000

Excess of book over tax basis of capitalized software	(212,000)	(288,000)

Net deferred tax asset before valuation allowance	3,894,000	2,457,000
Valuation allowance	(2,898,000)	(942,000)

Net deferred tax asset	$996,000	$1,515,000

NOTE H – INCOME TAXES, continued

The Company files a federal income tax return on a consolidated basis with its wholly-owned subsidiaries, while the individual entities file state income tax returns in certain jurisdictions. The Company is subject to minimum taxes at the state and local level which are based on measures other than income. Federal and state income tax returns, beginning with those filed for the year ended March 31, 2006 and the ten months ended December 31, 2004, respectively, and through March 31, 2008, remain subject to exam. As of December 31, 2009, the Company had approximately $5,786,000 of federal net operating losses (“NOLs”) which expire in 2028 and 2029. In addition, the Company has approximately $8,317,000 of state NOL carryforwards, which expire between 2011 and 2029. A valuation allowance has been established to offset a portion of the deferred tax asset to the extent the Company has determined that it was more likely than not that the future tax benefits may not be fully realized. During the nine months ended December 31, 2009, the valuation allowance has increased by $1,956,000. The Net operating losses are subject to internal revenue Code Section 382 and similar state income tax regulations, which could result in limitations on the amount of such losses that could be recognized during any taxable year.

NOTE I – SUBSEQUENT EVENTS

[1] Restricted stock vesting:

During January 2010, 606,250 shares of employees restricted stock vested.

[2] Letter of Intent:

On January 21, 2010, Holding announced that it has entered into a Letter of Intent to acquire the equity research and investment banking business of Next Generation, LLC, a Chicago based equity research boutique focused on the needs of institutional investors. The consummation of the transaction is subject to completion of due diligence, the negotiation of a definitive agreement, approval by Next Generation’s members, FINRA approval and customary closing conditions. There can be no assurance that the transaction will be completed.

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

Results of Operations

Three months ended December 31, 2009 compared to three months ended December 31, 2008

We had overall revenues consisting of sales and trading revenues, commission and fee revenues, both primarily from activity on behalf of customers, plus net interest and other income of approximately $10,011,379 for the three months ended December 31, 2009 as compared to $12,223,214 for the three months ended December 31, 2008, a decrease of $2,211,835 or 18%. The decrease was primarily due to a decrease in sales and trading revenues offset by an increase in commission and fee revenues. Sales and trading revenues were $5,926,885 compared to $8,755,272 during the same period in the prior year, a decrease of $2,828,386 or 32%, primarily due to a decrease in sales activity of a significant customer. Commission and fee revenues were $3,919,969 compared to $3,332,552 during the same period last year, an increase of $587,417 or 18%, principally due to increased volume. Interest and other income were $164,525 compared to $135,390 during the comparable period last year, an increase of $29,135, or 21%, primarily due to an increase in fees from introducing brokers.

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

The commission payouts were $4,408,822 (44% of revenues) in the three months ended December 31, 2009 compared to $6,291,759 (51% of revenues) in the comparable prior year period, a decrease of $1,882,938 or 30%, primarily due to the decrease in revenues. Execution and clearance charges were $1,027,288 (10% of revenues) in the three months ended December 31, 2009 as compared to $1,368,218 (11% of revenues) in the three months ended December 31, 2008, a decrease of $340,930 or 25%, primarily due to an increase in algorithmic trading business which has higher execution fees, plus an increase in clearing costs. Communication costs were $1,593,964 in the quarter ending December 31, 2009 compared to $1,424,191 in the same quarter last year, an increase of $169,773 or 12%, primarily due to additional equipment and services required for new hires. Occupancy costs were $488,066 in the quarter ending December 31, 2009 compared to $283,501 in the same quarter last year, an increase of $204,565 or 72%, primarily due to the addition of new office locations.

Salaries and related costs were $2,569,036 compared to $1,981,585 in the comparable quarter in the prior year, an increase of $586,971 or 30%, primarily due to an increase in salaries, as a result of new hires, a prepaid compensation reserve provision, an employee termination agreement, offset by a decrease in prepaid compensation amortization. Professional fees were $198,978 compared to $342,272 in the comparable quarter in the prior year, a decrease of $143,293 or 42%, primarily due to a decrease in outside accounting services. Business development expenses were $185,944 in the quarter ending December 31, 2009 compared to $181,979 in the prior period quarter, an increase of $8,636 or 5%. Other expenses were $520,310 in the quarter ending December 31, 2009 compared to $397,162 in the prior period quarter, an increase of $118,476 or 30%, primarily due to increased software amortization and maintenance expense.

The pre-tax loss was $981,028 for the three months ended December 31, 2009, compared to a pre-tax loss of $47,453 for the three months ended December 31, 2008, an increase of $933,575. The pre-tax loss increase was primarily due to a decrease in revenues, the increase in salaries, as a result of increased staff, a prepaid compensation reserve provision, an employee termination agreement, and the increase in execution costs. The income tax expense was $143,682 for the three months ended December 31, 2009, compared to $126,932 for the three months ended December 31, 2008, primarily due to an increase in the deferred tax asset valuation allowance offset by increased tax receivables as a result of filing claims for overpayment of taxes and the ability to carry back NOL’s an additional two years pursuant to the Workers, Homeowner and Business Assistance Act of 2009.

Nine months ended December 31, 2009 compared to nine months ended December 31, 2008

We had overall revenues consisting of sales and trading revenues, commission and fee revenues, both primarily from activity on behalf of customers, plus net interest and other income of $31,160,319 for the nine months ended December 31, 2009 as compared to $29,998,777 for the nine months ended December 31, 2008, an increase of $1,161,542 or 4%, primarily due to an increase in commission and fee revenues offset by a decrease in sales and trading revenues, interest and other income. Sales and trading revenues were $16,587,944 compared to $18,389,992 during the same period in the prior year, a decrease of $1,802,047 or 10%, due a decrease in trading activity. Commission and fee revenues were $14,053,497 compared to $10,820,772 during the same period last year, an increase of $3,232,725 or 30%, principally due to increased volume. Interest and other income were $518,877 compared to $788,013 during the comparable period last year, a decrease of $269,136, or 34%, primarily due to a decrease in fees from introducing brokers.

The commission payouts were $14,473,495 (46% of revenues) in the nine months ended December 31, 2009 compared to $14,753,010 (49% of revenues) in the comparable prior year period, a decrease of $279,515 or 2%, primarily due to a decrease in sales and trading revenues. Execution and clearance charges were $3,947,069 (15% of revenues) in the nine months ended December 31, 2009 as compared to $2,699,543 (9% of revenues) in the nine months ended December 31, 2008, an increase of $1,247,525 or 46%, primarily due to an increase in algorithmic trading business which has higher execution fees, plus an increase in clearing costs. Communication costs were $4,893,552 in the nine months ending December 31, 2009 compared to $4,206,126 in the same period last year, an increase of $687,426 or 16%, primarily due to the cost of additional equipment and services required for new hires. Occupancy costs were $1,347,078 in the nine months ending December 31, 2009 compared to $880,239 in the same period last year, an increase of $466,839 or 53%, primarily due to the addition of new office locations.

Salaries and related costs were $7,756,178 compared to $6,153,132 in the comparable period in the prior year, an increase of $1,603,045 or 26%, primarily due to an increase in salaries, as a result of new hires, a prepaid compensation reserve provision, an employee termination agreement, offset by a decrease in prepaid compensation amortization. Professional fees were $939,655 compared to $1,132,073 in the comparable period in the prior year, a decrease of $192,418 or 17%, primarily due to a decrease in outside legal and accounting services as a result of hiring a general counsel and chief financial officer for Hudson Securities, Inc. Business development expenses were $532,396 in the nine months ending December 31, 2009 compared to $602,321 in the prior period, a decrease of $69,925 or 12%, primarily due to pulling back our marketing efforts. Other expenses were $1,514,205 in the nine months ending December 31, 2009 compared to $1,141,906 in the prior period, an increase of $372,299 or 33%, primarily due to increased software amortization and maintenance expense.

The pre-tax loss was $4,243,309 for the nine months ended December 31, 2009, compared to a pre-tax loss of $1,569,574 for the nine months ended December 31, 2008, an increase of $2,673,735 or 170%. The pre-tax loss increase was primarily due to increased salaries and related costs, plus communication and occupancy costs as a result of increased staff, a prepaid compensation reserve provision, an employee termination agreement and an increase in execution costs. The income tax expense was $222,142 for the nine months ended December 31, 2009, compared to the income tax benefit of $428,708 for the nine months ended December 31, 2008, primarily due to an increase in the deferred tax asset valuation allowance offset by increased tax receivables as a result of filing claims for overpayment of taxes and the ability to carry back NOL’s an additional two years pursuant to the Workers, Homeowner and Business Assistance Act of 2009.

Liquidity and Capital Resources

Recent developments

On November 13, 2009 the Company completed a private placement offering of $4,337,500 of its common stock at a purchase price of $0.25 a share. In connection with the financing, Hudson issued 17,350,000 shares of common stock representing 26% of the outstanding stock.

On December 31, 2009 the Company completed a private placement offering of $500,000 of its common stock at a purchase price of $0.25 a share. In connection with the financing, Hudson issued 2,000,000 shares of common stock representing 3% of the outstanding stock.

Consolidated Balance Sheet Data:	As of December 31, 2009	As of March 31, 2009
	(unaudited)

Working capital	$11,624,216	$7,914,837

Total assets	$18,449,657	$17,106,940

Total liabilities	$3,388,362	$3,469,250

Stockholders’ equity	$15,061,295	$13,637,690

Working Capital

Our working capital (current assets less current liabilities) increased to $11.6 million at December 31, 2009 from $7.9 million at March 31, 2009, primarily as a result of a capital infusion offset by operating losses, software expenditures and an increase in restricted cash. Current assets include cash, receivable from clearing brokers (cash on deposit with our clearing brokers), marketable securities, income taxes receivable and other assets (except for long-term security deposits). All liabilities, except approximately $0.2 million of long-term deferred rent, are current liabilities.

We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock.

We currently do not have any outstanding bank borrowings or long-term debt.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, the enhancement of our technology, software development, and by potential future expansion into related activities (fixed income, options, etc.) including possible synergistic acquisition opportunities. Such expansion could require the issuance of additional restricted stock, stock options or other stock-based awards in order to recruit and retain experienced professionals (see Notes D and E[4] to the condensed consolidated financial statements for additional details). See Note F to the condensed consolidated financial statements for additional details related to regulatory net capital requirements. We still expect that any further significant expansion or acquisition opportunities may require additional subordinated debt or equity issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our contractual commitments consist primarily of office and equipment leases, plus commitments related to certain employment and termination agreements.

Our cash position increased by $1,502,313 to $8,197,227 during the nine months ended December 31, 2009, after increasing by $1,563,415 to $7,735,763 during the nine months ended December 31, 2008. However, it should be noted that our cash position is primarily a function of the extent to which our funds are deployed in marketable securities or on deposit with our clearing broker. On December 31, 2009 and 2008, we had $2,613,488 and $2,625,893 in net securities positions and $8,493,546 and $8,532,750 on deposit with our clearing brokers, respectively.

Operating Activities

Net cash used in operating activities was $2,991,427 during the nine months ended December 31, 2009, primarily as a result of a $1,004,829 increase in net securities positions. Net cash used in operating activities was $1,786,582 during the nine months ended December 31, 2008, primarily as a result of reallocating an incremental $1,300,226 of cash from our clearing broker, a $2,980,717 increase in net securities positions and a $1,750,000 increase in forgivable loans given to new salespersons as a recruiting incentive.

Investing Activities

Net cash used in investing activities was $325,028 during the nine months ended December 31, 2009 and $567,975 during the nine months ended December 31, 2008, primarily due to the ongoing development of capitalized software, plus, for the current period, the depositing of funds with a financial institution in order to collateralize a letter of credit.

Financing Activities

Net cash provided by financing activities was $4,818,768 and $3,917,972 during the nine months ended December 31, 2009 and 2008, due to the receipt of net private placement proceeds.

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

As of December 31, 2009, we had no other off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

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

From time to time, Hudson is named as a defendant in various routine actions that are incidental to its activities as a broker-dealer, including civil actions, arbitrations, plus proceedings and investigation by self-regulatory organizations. On September 29, 2008, the Company filed a Statement of Claim with a self-regulatory organization against a former employee for (a) repayment of a $1,019,000 loan, plus interest; (b) reimbursement of $336,341 of commission overpayments; plus (c) reimbursement of legal fees and other costs associated with arbitration proceeding. On November 19, 2008, the former employee’s attorneys responded to FINRA. Arbitration hearings commenced on September 15, 2009. On February 5, 2010 the parties entered into a settlement agreement and mutual release, whereby Hudson would be repaid $220,000 of the loan amount, in exchange for forgiveness of the remainder of the loan. Hudson received payment of the settlement on February 9, 2010. See Note E[4] to the condensed consolidated financial statements for additional details.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On November 13, 2008, the Company’s Board authorized the repurchase of up to 1,000,000 shares of the Company’s common stock, at the discretion of the Company’s management. On November 19, 2008, the Company’s Board authorized the repurchase of up to $1,000,000 of the Company’s common stock, at the discretion of the Company’s management, in lieu of the repurchase of up to 1,000,000 shares of the Company’s common stock. During the quarter ended December 31, 2009, the Company did not repurchase any of its equity securities.

On November 12, 2009, the Company completed a private placement of 17,350,000 shares of its common stock at a purchase price of $0.25 per share, with net proceeds to Hudson of $4,337,500. The offering was subscribed by several existing shareholders and certain officers, directors and employees. The Company also entered into a registration rights agreement with the investors that provides for two “demand” registrations at the Company’s expense.

On December 31, 2009 the Company closed on a private placement of 2,000,000 shares of its common stock at a purchase price of $0.25 per share, with net proceeds to Hudson of $500,000. The offering was subscribed by an institutional investor pursuant to a securities purchase agreement on the same terms as the private placement offering completed in the Company’s November 12, 2009 offering. The investor and the Company also entered into a joinder agreement to the registration rights agreement dated as of October 14, 2009 which provides for two “demand” registrations at the Company’s expense. As a result of the financing, Hudson’s stockholders’ equity now exceeds $14.8million. The Company intends to use the proceeds for working capital purposes, to further strengthen its capital position and to facilitate additional recruitment at its broker dealer subsidiary, Hudson Securities. The Company did not pay any commissions or fees in connection with the offerings, other than legal fees, which are immaterial.

These securities were offered and sold in reliance upon exemptions from the registration requirements of section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated there under. Such securities were sold exclusively to one accredited investor as defined by Rule 501(a) under the Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote of security holders at our annual meeting held at the offices of the Company in Jersey City, New Jersey on December 17, 2009.

Proposal 1.	To elect seven Directors to the Board of Directors to serve until the 2010 Annual Meeting of Stockholders or until their successors have been duly elected or appointed and qualified:

Director	For	Withheld
Anthony M. Sanfilippo	52,699,241	94,035
Keith R. Knox	52,174,190	619,086
John W. Mascone	52,480,492	312,784
Peter J. Zugschwert	52,383,413	409,863
Joanne V. Landau	52,480,492	312,784
Kenneth D. Pasternak	52,699,241	94,035
John C. Shaw, Jr.	52,699,278	93,998

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements*

32.2	Certification by the Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements*

99.1	Press Release Related to Hudson Holding Corporation’s Earnings for the Three and Nine Months Ended December 31, 2009

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2010	By:	/s/ Anthony M. Sanfilippo
	Name:	Anthony M. Sanfilippo
	Title:	Chief Executive Officer

Dated: February 16, 2010	By:	/s/ Keith R. Knox
	Name:	Keith R. Knox
	Title:	President and Principal Accounting Officer