Form 10-K
period 2010-03-31
HUDSON HOLDING CORP
filed 2010-06-29
CIK 804157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2.6 mill as of September 30, 2009, based upon the closing price on the OTC Bulletin Board reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

As of June 29, 2010, the Registrant had 70,054,953 outstanding shares of its Common Stock, $0.001 par value.

HUDSON HOLDING CORPORATION

FORM 10-K

PART I

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K includes forward-looking statements as defined in the Private Securities Reform Act of 1995. These forward looking statements are often identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	general economic conditions;

•	technological changes; and

•	our ability to maintain and execute a successful business strategy.

You should also consider carefully the statements under “Risk Factors” and other sections of this Annual Report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, or factors we are unaware of, may cause actual results to differ materially from those contained in any forward-looking statements.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results expressed in the forward looking statements such as intensified competition and/or operating problems and their impact on revenues and profit margins or additional factors as described in Hudson Holding Corporation’s’ previously filed registration statements and as more fully described under “Risk Factors” in this Annual Report.

Item 1.	Business

Our Business

General

Hudson Holding Corporation (“Holding”) is engaged in the securities brokerage business through its wholly owned subsidiaries, Hudson Securities, Inc. (“Hudson”), Hudson Technologies, Inc. (“Technologies”) and Spark Capital Management, LLC (“Spark”) (collectively the “Company”). Hudson is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority (“FINRA”). The Company’s headquarters are in New Jersey and it has branch offices in various metropolitan locations. Technologies was formed for the purpose of providing software development and technology services for Hudson and for third parties. Spark is the investment manager of the Spark Fund, a hedge fund. In the fourth quarter which ended March 31, 2010, we announced the acquisition of the equity research, asset management and investment banking business of Next Generation Equity Research, LLC (“Next Generation”), a Chicago based equity research boutique focused on the needs of institutional investors, which complemented our existing businesses.

Operations

Hudson is a member of FINRA and the Securities Investor Protection Corporation “SIPC”. Hudson is a leading independent market maker firm dedicated to meeting the liquidity needs of its clients which are comprised of: institutions, hedge funds, asset managers, and broker dealers, by providing execution solutions and making markets in over 15,000 U.S. and foreign securities and ADRs. Hudson has been in business since 1984.

As a market maker, Hudson provides its customers with order execution. When customers come to Hudson seeking to buy or sell securities, the firm works to satisfy the customers’ needs, either by finding counterparties willing to trade with the customers (obtaining liquidity) or, where appropriate, by taking the other side of the trades, thereby providing liquidity for its customers by purchasing or selling the securities as a principal. In a sense, liquidity is the product that Hudson sells to its customers.

Hudson’s customers are firms that require liquidity to complete stock trades, funds whose investment decisions call for shifts into or out of certain stocks, retail customers, professional traders who want to establish or liquidate their positions, and other retail brokerage firms whose individual investor clients wish to buy or sell securities. By trading with Hudson, customers are able to obtain liquidity.

Providing trade executions generates two types of revenue for Hudson, commissions and fee revenue, plus sales and trading revenue.

Commissions and fee revenue is derived from the fees that Hudson charges its customers for executing their orders, generally a fixed price per share traded, as well as investment banking fees related to the offerings of securities when Hudson act as investment banker. Revenue may vary with the number and size of Hudson’s customers and with their level of trading activity. Commissions and fee revenue is free of market risk for Hudson since Hudson either transacts as an agent or on a riskless principal basis.

Sales and trading revenue is primarily derived from the profit and loss associated with purchases and sales of securities to facilitate customer transactions, including securities in which Hudson makes markets. In doing so, the firm itself is at risk to changes in stock prices. Sales and trading revenues are obtained by paying less to buy shares for its own account than the firm receives for selling those shares. Because the price for which the firm is willing to purchase shares (its “bid” price) is usually less than the price at which it would then sell those shares (its “ask” price), trading with a customer can present a market maker with an opportunity to capture the difference between these prices (the “bid-ask spread”) provided it can find a counterparty with whom to trade in the same security before the stock price moves against the trader. Finding a counterparty to take the other side of a trade can be challenging, and failure to find a counterparty at the right price or time can lead to a loss.

Competitive Advantages

Hudson believes that it differentiates itself in the market by the stocks it trades and by the customers it serves. While many of the firm’s competitors emphasize NASDAQ National Market stocks, Hudson focuses on providing liquidity in difficult-to-trade stocks, including shares quoted on the OTC Bulletin Board and Pink Sheets and second tier and Small-Cap NASDAQ stocks. Hudson’s strategy is to maintain and grow existing relationships with retail firms while seeking to attract new customers from among other retailers that the firm’s competitors neglect as well as targeted institutions. We believe that we differentiate ourselves by offering:

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

Technology

Technologies is the hardware and software technology division of the Company. Technologies supports and develops software to enhance the trading environment of Hudson.

Hudson maintains a multi-tier connectivity network to receive customers’ orders, to monitor the markets, and to communicate with trading partners. Hudson’s traders have the ability to trade all U.S. equities, using Sungard’s BRASS order management system to process incoming orders and its UMA market access system and the NASDAQ Level III system to enter orders. These systems interface with the Broadcort Division of Merrill, Lynch, Pierce, Fenner & Smith and Goldman Sachs Execution & Clearing, L.P. (Hudson’s clearing brokers) to ensure trades are processed. The firm’s headquarters and branch offices are in constant communication and can serve as back-up for one another in case of system failures.

Future Products and Services

Hudson is actively seeking to expand into complementary businesses, both by developing new product/service offerings that will be valuable to the firm’s existing customers and by entering into strategic partnerships with related businesses that can increase its number of new customers. For example, we recently announced the acquisition of the equity research and investment banking business of Next Generation, a Chicago based equity research boutique focused on the needs of institutional investors. This acquisition complements our existing investment banking business. In connection with that acquisition, we acquired a hedge fund investment manager, and we intend to expand our asset management business. There can be no assurance that we will meet our goal. We believe that strategic partnership candidates include boutique investment banking, research and money management firms. It may be necessary to acquire new businesses or hire experienced personnel to effectuate expansion plans in these areas.

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

Investment Banking and Research

We have expanded our business by offering additional investment banking services and institutional research, and are seeking to add to these groups.

Investment Banking

Our investment banking team presently consists of 8 client-facing professionals. We focus on providing corporate finance and strategic advisory services to private and public companies with a market capitalization below $500 million. We intend to provide these companies with capital origination services and strategic advice throughout their various stages of development.

We plan to focus primarily on financing transactions. We believe that our in-depth knowledge of the capital markets enables us to develop financing strategies, transaction structures and financing instruments that simultaneously address issuers’ needs for capital and the investment community’s need to balance risk and reward. We offer our clients a broad range of financing alternatives including private placements, private investments in public equity (“PIPEs”), registered direct offerings (“RDs”) and underwritten public offerings.

•

Private Placements . These transactions involve sales of unregistered securities. In most cases the issuer is a private company, although public companies can undertake private placements as well. The securities sold may be common or preferred equity, debt, convertible debt, or derivatives, such as warrants. The debt could be secured or unsecured, senior, mezzanine or subordinated. Many of these transactions involve units, which include more than one class of securities.

•

Private Investment in Public Equity , or “PIPE.” In these transactions, a publicly-traded reporting company sells unregistered securities of a class, and/or convertible or exchangeable for a class, that is already publicly traded. Generally, the issuer is obligated to register the securities within a specified period after the transaction closes.

•	Registered Direct Offerings , or “RD.” These transactions are direct placements of securities that have been registered under a “shelf” registration statement and, therefore, are immediately tradable.

•

Public Offerings . These transactions involve securities that have been registered and that are listed or traded on an exchange. The offering may constitute an “initial public offering” by a private company or a “follow-on offering” by an existing public company.

Research

Our research group presently consists of 4 analysts. Our research professionals seek to provide quantitative, value-added, differentiated insight on equity securities they cover. Research analysts develop relationships with corporate management teams of issuers they cover, maintain networks of industry and competitor contacts to gain proprietary data points to support investment theses and provide access to their views via published research, in-person and through hosted meetings and events for investors on behalf of the companies whose stocks they cover. As of June 15, 2010, we covered approximately 33 stocks primarily in the machinery, electrical equipment, electronic equipment and instruments, basic materials , leisure and gaming, airlines and China sectors, with a primary focus on companies with market capitalizations of $5 billion or less. We seek to cover securities where clients express strong interest or the team feels significant value can be delivered via proprietary and differentiated views. Institutional sales professionals deliver investment ideas generated by our research to institutional investor clients including mutual funds, hedge funds, investment managers and investment advisors.

Asset Management

In connection with the acquisition of the investment banking and research businesses of Next Generation, we also acquired the investment advisor of a hedge fund from Next Generation’s parent. We are currently managing the fund and intend to explore further expansion into asset management. We are not presently registered as an investment advisor under the Investment Advisors Act of 1940.

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

Industry Participants

Over the last several years there has been a rapid consolidation in the market making industry, as global financial corporations that entered the business near the height of the market in the late 1990’s subsequently scaled back, as the market (and trading volumes and profits) retreated. While approximately 150 “market makers” are currently registered to trade bulletin board stocks*, we believe that many choose to register as market makers for technical reasons, and only a handful of these firms (including Hudson) actively compete to fill orders from retail brokers’ customers. Historically, two of the largest market makers, Knight Equity Markets and UBS Securities, dominate the market, accounting for a majority of NASDAQ, OTC Bulletin Board and Pink Sheet volume.

*	according to http://www.otcbb.com/dynamic/tradingdata/MarketMakersPositions/MMakersdata.htm

Competition

Market making may be viewed as a commodity business, with participants all offering prompt executions of customer orders. But in an industry where everyone sells (or buys) identical shares of stock, there are criteria whereby market makers manage to distinguish themselves from their competition. Factors on which market makers compete include execution quality (speed and price), payment for orderflow, securities traded and available liquidity, research, service, ease of use and relationships.

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

Future Growth

In addition to growing its market making business, the firm also intends to enter other (related) business lines, as discussed above. Management believes that entering other related businesses will help reduce earnings fluctuations. In addition, management hopes that the introduction of related business lines will help the firm to attract new customers to its market making business. The firm intends to pursue both organic growth and acquisitions to meet this goal, although there can be no assurance that management will meet these goals.

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

The SEC, FINRA and various other regulatory agencies have rigid rules, including the maintenance of specific levels of net capital by securities brokers and dealers pursuant to the SEC’s Uniform Net Capital Rule 15c3-1 with which the Company must comply. As of March 31, 2010, the Company had total net capital of approximately $7,801,000, which is approximately $6,801,000 in excess of the Company’s minimum net capital requirement of $1,000,000.

Additionally, the Company is subject to periodic, routine finance and operations reviews by SEC and FINRA staff, plus state securities divisions. It should be noted that the Company has a disciplinary record with FINRA and fines have been levied against the Company for violations that occurred during the tenure of the prior management. Given FINRA’s policy of progressive disciplinary actions, this prior record could adversely impact the Company if we are cited for additional violations. On January 8, 2009, FINRA accepted Hudson’s Letter of Acceptance, Waiver and Consent to settle with FINRA on a violation limited to failure to tailor anti-money laundering procedures to include market making and trading, plus a $10,000 fine.

Employees

As of June 18, 2010, we employed 123 individuals, of which 122 are full-time employees. We believe our relations with our employees are good. None of our employees are represented by a union or any collective bargaining agreements.

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

Item 1A.	Risk Factors

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

Substantially all of our revenues are derived from securities market activities. As a result, we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have been very volatile, which has periodically reduced trading volume and net revenues. The tightening of credit, the threat of terrorist attacks and the global financial crisis and other events have also resulted in substantial market volatility and accompanying reductions in trading volume and net revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and adversely affect our profitability.

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

During the period from approximately 1990 through July 31, 2004, primarily while our operating subsidiary Hudson was owned by and supervised by different management and owners and operating under a different name, we were cited by FINRA for violations of FINRA’s Rules of Fair Practice and Marketplace Rules on at least 20 occasions and were fined amounts ranging from $250 to $82,500. The total amount of such fines was approximately $405,000. On January 8, 2009, FINRA accepted Hudson’s Letter of Acceptance, Waiver and Consent to settle with FINRA on a violation limited to failure to tailor anti-money laundering procedures to include market making and trading, plus a $10,000 fine. The existence of such prior violations could have an adverse effect on us should such violations recur under the supervision of current management.

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

Our new investment banking and research initiatives may not be successful.

We recently announced the acquisition of the equity research and investment banking business of, a Chicago based equity research boutique focused on the needs of institutional investors, which expands our investment banking and research services.. There can be no assurance that we will be successful in offering such services.

If we lose senior management and key personnel or are unable to attract and retain skilled employees when needed, we may not be able to operate our business successfully.

We are particularly dependent on the services of Anthony M. Sanfilippo and Keith Knox. The loss of either of these individuals would have a significant negative effect on our business. In addition, we believe that our success will depend in large part upon our continued ability to attract and retain skilled traders and other employees, which is difficult because the market for the services of such individuals is very competitive. On October 12, 2009, the Company entered into a three year employment agreement, effective as of October 12, 2009, with Mr. Anthony M. Sanfilippo, whereby he will serve as Chief Executive Officer. On January 4, 2007, the Company entered into a five year employment agreement, effective as of January 1, 2007, as amended May 19, 2008 and October 12, 2009, with Mr. Keith R. Knox, whereby he will continue in his present position as President.

We need to comply with stringent capital requirements and therefore if we suffer significant losses we would be below our net capital requirement.

Many of the regulatory agencies, securities exchanges and other industry self-regulatory organizations that regulate us have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer, less deductions for certain types of assets. Currently, we are required to maintain net capital of at least $1,000,000. As of March 31, 2010, we had net capital of approximately $7,801,000 and excess net capital (that is, net capital less required net capital) of approximately $6,801,000. We intend to maintain such funds as are necessary to operate our business and to maintain compliance with regulatory net capital requirements. Changes to our business may require us to maintain higher net capital levels than currently. If we fail to maintain the required net capital, we may be subject to suspension or revocation of our licenses. If such net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, we might be required to limit or discontinue those portions of our business that require the intensive use of capital. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

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

One of the Company’s employees accounted for 15% of total revenues, which included revenues from a single customer that accounted for 8% of total revenues, during the fiscal year ended March 31, 2010. During the fiscal year ended March 31, 2009, the Company had one such active employee who accounted for 27% of total revenues, which included revenues from a single customer that accounted for 18% of total revenues. This employee ceased employment on January 19, 2010.

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

Five current or former employees beneficially own approximately 29% of the voting capital stock of our company.

Anthony Sanfilippo, Keith Knox, Mark Leventhal, Martin Cunningham (the Company’s former chief executive officer), and Steven Winkler (an employee and retired trading manager at the Company’s wholly-owned broker-dealer subsidiary), each beneficially own approximately 5%, 5%, 6%, 7% and 6% of our common stock, respectively. Accordingly, these five individuals could substantially influence the outcome of any matters submitted to a vote of our stockholders, management policy or financing decisions.

Two other shareholders beneficially own approximately 45% of the voting capital stock of our company.

Kenneth Pasternak and Seaport Hudson LLC each beneficially own approximately 23% and 22% of our common stock, respectively. Accordingly, these shareholders could substantially influence the outcome of any matters submitted to a vote of our stockholders, management policy or financing decisions.

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

In a November 2006 private placement, the Company issued 9,575,325 shares of Common Stock, 4,787,664 investor warrants with an exercise price of $0.85 and 574,520 placement agent warrants with an exercise price of $0.60. In addition, another 1,760,590 warrants with an exercise price of $1.0494 remain outstanding. Subsequent to the private placement, 7,908,655 shares of Common Stock and 3,954,329 shares of Common Stock issuable upon exercise of warrants with an exercise price of $0.85 were registered for resale by the holders by the Company.

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

In November and December 2009, the Company completed private placement offerings and sold an aggregate of $4,837,500 of its common stock at a purchase price of $0.25 a share. The offerings were subscribed by several existing shareholders, an institutional investor and certain officers, directors and employees. In connection with the financing, Hudson issued 19,350,000 shares of common stock of the Company. The Company also entered into a registration rights agreement with the investors that provides for two “demand” registrations at the Company’s expense.

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

A large number of restricted stock shares and options to purchase shares that have been granted, and may continue to be granted, to new and existing employees may dilute the ownership interest of existing shareholders and may adversely affect the stock price.

As of March 31, 2010, options to purchase 9,345,000 shares of common stock are outstanding, 4,352,503 shares of unvested restricted stock are outstanding and an additional 7,922,729 shares are available for issuance as awards under our two stock plans (the “2005 Plan” and “2007”) Plan. The shares issuable under both the 2005 Plan and 2007 Plan have been registered for potential resale by grantees under both the 2005 Plan and the 2007 Plan. Given the effectiveness of the Registration Statement, the holders have the ability to sell the shares upon exercise of the options or the vesting of restricted stock. The price of our common stock could significantly decline if such investors elect to sell their shares in the market at times when there are not a corresponding number of investors willing to purchase such shares. In addition, the large number of outstanding options will likely cause an overhang on the market and prevent the market price of the Common Stock from rising above the option exercise prices.

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

In general, pursuant to Rule 144, after satisfying a six-month holding period: (i) affiliated stockholders/ (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided we are current in our public reporting obligations. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

Item 2.	Properties

Our corporate headquarters are located in 26,875 square feet of office space at 111 Town Square Place in Jersey City, New Jersey, which incorporates a state-of-the-art trading floor. This lease expires in August 30, 2012 and our monthly base rent is $40,312. We also have a research and sales office located in 3901 square feet of office space at One East Wacker Drive, Chicago, Illinois. This lease expires in August 2014, and our initial monthly base rent is $4226.09. We also maintain trading and sales offices in Tinton Falls, New Jersey (2744 square feet); Norwalk, Connecticut (4010 square feet); Boca Raton, Florida (2020 square feet, Cleveland, Ohio (160 square feet) and Atlanta, Georgia (4838 square feet). Our offices include a total of 196 trading stations: 140 at headquarters in New Jersey, 16 in Tinton Falls, 12 in Norwalk, 8 in Chicago and 20 in Florida. We believe that our existing office space is more than adequate to support our existing business, plus any intermediate term business expansion.

On April 29, 2009, the Company entered into an agreement to lease 5,106 rentable square feet of office space in New York, New York. The lease commenced on or about June 15, 2009 and expired three years and two months from the commencement date. In accordance with the lease terms, the Company will pay rent at the rate of approximately $255,000 per annum, beginning two months from the commencement date. On January 28, 2010, the Company entered into an agreement to sub-lease the entire aforementioned New York, New York office space at the rate of approximately $225,000 per annum. The sub-lease is scheduled to expire on July 27, 2012, but the sub-lessee may elect to terminate the lease on or about July 12, 2011 upon providing notice no less than 180 days prior to the sub-lease expiration date.

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

Item 4.	(Removed and Reserved)

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock has been listed and quoted on the OTC Bulletin Board under the symbol “HDHL.OB” since September 5, 2005, and prior to that date, our common stock traded under the symbol “HOMI”. All prices reflected herein have been adjusted to reflect the 1-for-8 reverse split of our common stock that was effected on September 6, 2005.

We have 164 holders of record of our common stock as of June 18, 2010.

The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board:

	High	Low
Fiscal Year 2009

First Quarter	$0.55	$0.40
Second Quarter	0.40	0.30
Third Quarter	0.35	0.15
Fourth Quarter	0.35	0.10

Fiscal Year 2010

First Quarter	$0.65	$0.25
Second Quarter	0.42	0.20
Third Quarter	0.35	0.16
Fourth Quarter	0.44	0.19

The high and low sales prices as reported on the OTC Bulletin Board during the period from April 1, 2010 to June 23, 2010 were $0.22 and $0.13.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,447,503	$0.54	7,922,729
Equity compensation plans not approved by security holders	11,612,184	$0.68	—

Total	23,059,687	$0.61	7,922,729

The table above reflects the status of the Company’s equity compensation plans as of March 31, 2010.

Securities Authorized for Issuance under Equity Compensation Plans - Subsequent Events

Subsequent to March 31, 2010, the Company granted options to various employees to purchase an aggregate of 1,030,000 shares of common stock at an exercise price of $0.50, pursuant to the 2007 Plan. The options expire after approximately three and a half years. The $122,300 grant date fair value is being amortized over the three year vesting period.

On May 10, 2010, when the market value of the Company’s common stock was $0.18, the Company granted 500,000 shares of restricted stock to an employee, which were issued pursuant to the 2007 Plan. The $90,000 grant date fair value of the grant will be amortized over the three year vesting period.

On May 14, 2010, an aggregate of 650,000 options with an exercise price of $1.00 expired. The options had been granted pursuant to the 2005 Plan. The shares underlying these options revert to the 2005 Plan.

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

Such factors may also have an impact on our ability to achieve our strategic objectives. If demand for our services declines due to any of the above factors, and we are unable to adjust our cost structure on a timely basis, our operating results could be materially and adversely affected. As a result of the foregoing factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance. There also can be no assurance that we will be able to continue the rates of revenue growth that we have experienced in the past or that we will be able to improve our operating results.

Executive Summary

We are a registered broker-dealer under the Securities Exchange Act of 1934 and a member of the FINRA.

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

One of the Company’s employees accounted for 15% of total revenues, which included revenues from a single customer that accounted for 8% of total revenues, during the fiscal year ended March 31, 2010. During the fiscal year ended March 31, 2009, the Company had one such active employee who accounted for 27% of total revenues, which included revenues from a single customer that accounted for 18% of total revenues. See “Risk Factors - Our Revenues Have Been Dependent on Certain Key Employees and/or Customers”.

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

For the year ended March 31, 2010, we had a pre-tax net loss of $6.8 million on revenues of $40.2 million. Total revenues increased by $2.3 million, or 6%, from $38 million for the year ended March 31, 2009 principally due to increases in commission and fee revenues, primarily from activity on behalf of customers, offset by a decrease in sales and trading and other revenues. Our pre-tax net loss increased by 59%, to $6.8 million, as compared to a $4.3 million pre-tax loss during the prior year, primarily as a result of an increase in variable costs (execution, and clearing charges) an increase in salaries and related costs, primarily due to an increase in recruiting and retention incentives, and an increase in occupancy and other expenses relating to restructuring and expansion.

Results of Operations – Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

Consolidated Statement of Operations Data:	Year Ended March 31, 2010	Year Ended March 31, 2009
Sales and trading	$20,403,557	$23,285,148
Commissions and fees	19,175,073	13,735,660
Interest and other	654,663	951,703

Total revenues	$40,233,293	$37,972,511

Net loss	$(8,007,334)	$(3,611,999)

We had overall revenues consisting of sales and trading revenues, commission and fee revenues, both primarily from activity on behalf of customers, plus net interest and other income of approximately $40.2 million for fiscal 2010, as compared to approximately $38.0 million for fiscal 2009. Sales and trading revenues decreased 12% to approximately $20.4 million from approximately $23.3 million during the prior fiscal year, due to a decrease in trading volume. Commission and fee revenues increased 40% to $19.2 million from $13.7 million during the prior fiscal year, due to an expansion of our institutional sales effort. Other revenues decreased 30%` to $0.7 million from $1.0 million during fiscal 2010, primarily due to a decrease in introductory brokerage services revenues.

During the fiscal year ended March 31, 2010, we experienced a general decline in trading volume in the latter half of the year, as a result of the further tightening of credit conditions and a general weakening of the economy.

Despite the 6% increase in overall revenues, we had a pre-tax loss of $6.8 million as compared to a $4.3 million pre-tax loss during the prior year, as expenses increased by $4.8 million, primarily as a result of a $2.7 million increase in execution, and clearing costs and a $1.4 million increase in other costs and a $1.2 million increase in communications and occupancy cost. Trader and salesperson commissions were $15.2 million (38% of revenues) in the current fiscal year compared to $17.1 million (45% of revenues) in the prior fiscal year, a decrease of $1.8 million or 11%, primarily due to the increase in revenues and an increase in soft dollar commission volume. Execution and clearance charges of $8.3 million (21% of revenues) in the current fiscal year increased compared to $5.5 million (15% of revenues) in the prior fiscal year, an increase of $2.7 million or 49%, primarily due to an increase in algorithmic trading business which has higher execution fees, plus an increase in clearing costs and soft dollar costs. Communication costs were $6.5 million in the current fiscal year compared to $5.8 million in the prior fiscal year, an increase of $0.6 million or 11%, primarily due to additional equipment and services required for new hires and the addition of new office space. Occupancy costs were $1.8 million in the current fiscal year compared to $1.2 million in the prior fiscal year, an increase of $0.6 million or 50%, primarily due to the addition of new locations. Professional fees were $1.6 million compared to $1.7 million in the prior year, a decrease of $0.1 million or 4%, primarily due to an decrease in director stock-based compensation expense, offset by expanded legal services. Business development expenses were $0.7 million in the current fiscal year compared to $0.8 million in the prior fiscal year, a decrease of $0.1 million or 13%. Other expenses were $2.9 million in the current fiscal year compared to $1.5 million in the prior year, due to an increase in software related expenses and restructuring costs.

We had a net loss of $8.0 million during fiscal 2010 compared to a net loss of $3.6 million during the prior year which was principally due to an increase in costs and an increase in the deferred tax valuation allowance. Income taxes are an expense of $1.2 million during fiscal 2010, as compared to a benefit of $0.7 million during the prior year, primarily due to an increase in the deferred tax valuation allowance.

Liquidity and Capital Resources

Consolidated Balance Sheet Data:	As of March 31, 2010	As of March 31, 2009
Working capital	$9,842,081	$7,914,837

Total assets	$17,023,478	$17,106,940

Total liabilities	$5,208,549	$3,469,250

Stockholders’ equity	$11,814,929	$13,637,690

Working Capital

During the past fiscal year, our working capital (current assets less current liabilities) increased to $9.9 million from $7.9 million, primarily as a result of $4.9 million of proceeds from the sale of common stock completed in November and December 2009, partially offset by a $1.2 million of incentives provided to new recruits, $0.8 million increase in net security positions, $0.4 million increase in clearing broker balances, and $0.4 million decrease in commissions payable. We have not declared and paid, nor do we expect to declare and pay in the intermediate future, any dividends on our common stock. Current assets include cash and cash equivalents, receivable from clearing brokers (cash on deposit with our clearing brokers), marketable securities owned, income taxes receivable, and certain other assets. Current liabilities include securities sold but not yet purchased, payable to clearing brokers, commissions payable and accounts payable, accrued expenses and other liabilities.

We currently do not have any outstanding bank borrowings or long-term debt.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, recruiting incentives, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. As of March 31, 2010, the Company had total net capital of approximately $7,801,000, which is approximately $6,801,000 in excess of the Company’s minimum net capital requirement of $1,000,000. See Note L to the consolidated financial statements for additional details related to regulatory net capital requirements. We expect that any significant expansion or acquisition opportunities will require additional subordinated debt or common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our cash position increased by $1.1 million to $7.8 million during the fiscal year ended March 31, 2010, after increasing by $0.5 million during the fiscal year ended March 31, 2009.

In the fiscal year ended March 31, 2007, we embarked on a capital raising and investment program designed to substantially increase our capacity to generate revenues and eventually profits. To date, we have raised approximately $9.4 million of capital through the sale of our common stock, including $4.9 million during the fiscal year ended March 31, 2010. Investments were made to (1) expand the number of available trading positions by renting additional office space; (2) increase the trade throughput capacity by enhancing the trading platform to a third party “dedicated complex”; (3) expand the number of securities in which we provided execution solutions or made markets; (4) expand the institutional sales division through the addition of experienced producers with established account relationships; and (5) expand the service offerings through the addition of an investment banking and research division as well as a retail brokerage presence. These investments had the impact of increasing our cost base. See “Risk Factors – Our Investments Have Increased Our Costs.”

Operating Activities

Net cash used in operating activities was $3.1 million during fiscal 2010, primarily due to the $2.4 million cash operating loss (net loss after adjusting for non-cash items) and a $0.8 million increase in net securities positions. Net cash used in operating activities was $2.7 million during fiscal 2009, primarily due to a $2.0 million increase in net securities positions, a $1.8 million increase in forgivable loans given to new salespersons as a recruiting incentive, partially offset by a $1.2 million decrease in the receivable from clearing brokers balance.

Investing Activities

Net cash used in investing activities was $0.7 million during fiscal years 2010 and 2009. During fiscal 2010 usage of cash was primarily related to the purchase of furniture and equipment associated.

Financing Activities

Net cash provided by financing activities was $4.9 million during fiscal year 2010, due to the receipt of the Novermber/December 2009 net private placement proceeds. Net cash provided by financing activities was $3.9 million during the fiscal year 2009, due to the receipt of the June 2008 net private placement proceeds.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of SEC Regulation S-B. On April 16, 2009 the Company deposited a one-year $127,650 irrevocable standby letter of credit with the landlord associated with our New York, NY office space as a security deposit, which automatically renews for additional one-year terms, unless thirty days written notice is provided. The Company is required to maintain the letter of credit until three months following the expiration of the lease. On April 10, 2009, the Company deposited $127,650 with the issuing financial institution in the form of an automatically renewable, fourteen-month certificate of deposit, in order to collateralize the letter of credit. On April 20, 2006, a financial institution issued a one-year, automatically renewable, irrevocable $225,000 standby letter of credit, on our behalf, to the landlord associated with our office space lease in Jersey City, NJ as a security deposit. The Company is obligated to maintain the letter of credit until sixty days after the August 30, 2012 expiration of the lease. The Company deposited $225,000 with the financial institution in the form of an automatically renewable fourteen-month time deposit, in order to collateralize the letter of credit.

Critical Accounting Policies

Our significant accounting policies, including the assumptions, estimates and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in this Form 10-K. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Hudson Holding Corporation has identified certain of its accounting policies as being most important to our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Our critical accounting policies include the following:

Securities transactions and revenue recognition

Hudson records transactions in securities and the related revenue and expenses on a trade-date basis. Sales and trading revenues are primarily derived from facilitating customer transactions.

Commissions and fees include agency commissions and fees earned on riskless principal trades, and investment banking fees related to private placements of securities. Riskless principal trades are transacted through the firm’s proprietary account with a customer order in hand, resulting in no market risk to the firm.

Securities owned and securities sold, but not yet purchased, are stated at market value with the resulting unrealized gains and losses reflected in sales and trading.

Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management. Because of the inherent uncertainty of valuation, the management determined values may differ from values that would have been used had a ready market for these securities existed.

Intangible assets

Intangible assets consist of customer relationships. Customer relationships acquired in business combinations under the purchase method of accounting are recorded at their fair values net of accumulated amortization since the acquisition date. Customer relationships acquired in the normal course of the Company’s operations are recorded at cost net of accumulated amortization. Customer relationships are amortized over their useful lives, generally three years, using the straight line method.

The Company reviews its finite-lived intangible assets for impairment yearly or whenever events occur that indicate that the carrying amount of the intangible asset may not be recoverable. Recoverability of the intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows.

Goodwill

Goodwill is not subject to amortization, but rather an assessment of impairment, by applying a fair value based test. Hudson reviews goodwill for impairment annually, during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the Hudson level, generally by using the market capitalization of the Company as an indicator of fair value, since Hudson currently represents the most significant component of the consolidated entity. Impairment is potentially indicated when the carrying value of Hudson, including goodwill, exceeds its fair value. If a potential impairment is indicated, the fair value of Hudson would be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of Hudson’s goodwill. If that fair value was less than the carrying value of goodwill, impairment would be recorded. As a result of its assessment, Hudson has determined that no such potential impairment was indicated during the year ended March 31, 2010.

Income taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of liabilities and assets and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more than likely that these deferred income tax assets will be realized.

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

Impairment of long-lived assets

The Company assesses the recoverability of its long lived assets, including property and equipment, when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset’s estimated future cash flows (discounted and with interest), the loss is allocated to the long-lived asset.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2010. Based on their evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report were adequate to ensure that (1) information required to be disclosed by us in the reports filed or furnished by us under the Securities Exchange Act of 1934, (the “Exchange Act”) as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (2) such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures as of March 31, 2010 were effective.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of March 31, 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable level of assurance as of March 31, 2010.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors and our executive officers as of March 31, 2010.

Name	Age	Position
Anthony M. Sanfilippo	54	Chief Executive Officer and Director
Keith R. Knox	51	President, Secretary and Director
Peter J. Zugschwert	44	Director
Joanne V. Landau	55	Director
John W. Mascone	45	Director
Kenneth D. Pasternak	56	Chairman and Director
John C. Shaw, Jr.	63	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Anthony M. Sanfilippo has been a director of Hudson and has served as its Chief Executive Officer since October 2009. From June 2007 until joining Hudson, Mr. Sanfilippo was Managing Partner of Etico Capital, a boutique merchant bank he co-founded. From January 2004 to February 2006, he served as head of US Equity Trading for Jefferies & Company, Inc, a subsidiary of Jefferies Group Inc. (ticker: JEF). Mr. Sanfilippo was an employee of Knight Trading Group from November 1997 to June 2003, where he served as President and CEO of Knight Capital Markets (now known as Knight Capital Group, Inc.; ticker:NITE) from November 1997 to June 2003 and as Interim Chief Executive Officer of Knight from January 2002 to May 2002. Mr. Sanfilippo joined Knight when Tradetech Securities, a Company he founded and managed as President and CEO, was acquired by the Trimark Division of Knight in November 1997.

Keith R. Knox has been a director of Hudson and has served as its President and Principal Accounting Officer since 2004. From January 2003 until joining Hudson, Mr. Knox was a Vice President of Wien Securities, Inc. From 1984 to December 2002, Mr. Knox was a trader with Mayer & Schweitzer and later Schwab Capital Markets, which had been the trading arm of the Charles Schwab Corporation (ticker: SCHW).

Peter J. Zugschwert has been a director of Hudson since October 1997. He served as President of Hudson from December 1997 through May 2005 and CEO of Hudson from September 1997 to May 2005. Mr. Zugschwert has been a Private Equity Consultant and Interim CFO for various hardware, software, retail and wind energy development enterprises since 1997.

Joanne V. Landau has been a director of Hudson since May 2006. Since January 2003, Ms. Landau has been the President of Kurtsam Realty Corp, a privately held regional real estate investment firm founded in 1962. From 2000 to 2002, she was Chief Marketing Officer of Deutsche Asset Management, an investment unit of Deutsche Bank (ticker: DB) and Zurich-Scudder-Investments, a unit of Zurich Financial Services Group (ticker: ZURN).

John W. Mascone has been Managing Director of Convertibles and Leveraged Credit since May, 2009 of The Seaport Group, LLC, a privately held firm established in 2001 that provides institutional sales and trading services, investment banking and research and analysis. From April 2002 through February 2009, Mr. Mascone was Head of Convertible Sales and Trading and Senior Convertible Salesperson of Bank of America Securities, a unit of Bank of America Corporation (ticker: BAC).

Kenneth D. Pasternak is the founder and Chief Executive Officer of Chestnut Ridge Capital, LLC, a money management firm that acts as a general partner to investment partnerships since April 2002. Mr. Pasternak also serves as Chairman of KABR Real Estate Investment Partners LLC, a private real estate investment firm he founded in January 2008. From 1995 to January 2002, Mr. Pasternak was with the Knight Capital Group, Inc (ticker: NITE). As co-founder, he served as its Chief Executive Officer from Knight’s formation until January 2002 and as Chairman of its Board of Directors from October 2000 until January 2002. Mr. Pasternak served on the Board of Directors of NASDAQ and the NASD Board of Governors in 2001-2002.

On June 12, 2008, Mr. Pasternak was found not liable in the United States District Court for the District of New Jersey on all charges originally brought by the SEC in August 2005 against Mr. Pasternak. The SEC’s complaint alleged that the defendants engaged in a fraudulent scheme designed to conceal from their institutional customers the manner in which they were working their customers’ orders and failed to supervise institutional accounts resulting in excessive profits for Knight. On March 7, 2005, the NASD (now known as FINRA) charged Mr. Pasternak, with supervisory violations in connection with allegedly fraudulent sales to institutional customers of Knight in 1999 and 2000. On April 11, 2007, FINRA, after a hearing on the merits, imposed a $100,000 fine against Mr. Pasternak and suspended him in all supervisory capacities in broker dealer firms for two years. In May 2007, Mr. Pasternak and the other names person filed a Notice of Appeal with the National Adjudicatory Council. On March 3, 2010, the National.Adjudicatory Council reversed FINRA’s decision and vacated the sanctions, and the case was dismissed.

John C. Shaw, Jr. has been retired since 2005. From May 2001 to July 2005 he was President of Jefferies Group, Inc (ticker: JEF) and a member of the Board of Directors from January 2000 to July 2005. Mr. Shaw had been with Jefferies & Company, Inc. the firm’s principal operating subsidiary, for twenty-three years serving earlier as Co-President and Co-Chief Operating Officer from January 2000 to February 2001, along with a variety of sales and trading functions in the beginning of his tenure.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Five of our seven directors are considered “independent” under the SEC’s new independence standards. Officers are elected annually by the board of directors and serve at the discretion of the board.

Our board held eight meetings in fiscal 2010. Each director attended at least 75% of the meetings of the board and 75% of the meetings of the Committess on which he or she served.

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

None of the Company’s directors or executive officers or their respective immediate family members or affiliates is the recipient of a loan from the Company. As of the date of this filing, there is no material proceeding to which any of the Company’s directors, executive officers or affiliates is a party or has a material interest adverse to us. Anthony M. Sanfilippo, Kenneth D. Pasternak, John W. Mascone and Joanne V. Landau participated in the Company’s private placement of 17,350,000 shares of common stock on November 12, 2009.

Board Committees

Our board of directors has three standing committees to assist it with its responsibilities. These committees are described below.

The Audit Committee was established in May 2006 and held five meetings in fiscal 2010. It is comprised solely of directors who satisfy the SEC and American Stock Exchange Audit Committee membership requirements and is governed by a Board-approved charter which contains, among other things, the committee’s membership requirements and responsibilities. The Audit Committee oversees our accounting, financial reporting process, internal controls and audits, and consults with management and the independent registered public accounting firm of Marcum LLP (the “Independent Auditors”) on, among other items, matters related to the annual audit, the quarterly financial statements and the application of United States generally accepted accounting principles. As part of its duties, the Audit Committee appoints, evaluates and retains our Independent Auditors. It maintains direct responsibility for the compensation, termination and oversight of our Independent Auditors and evaluates the Independent Auditors’ qualifications, performance and independence. The committee also monitors compliance with our policies on ethical business practices and reports on these items to the Board. Our audit committee is currently comprised of Ms. Landau and Messrs. Mascone, Pasternak, Shaw and Zugschwert. Mr. Zugschwert is the chairman of the committee.

The Board has determined that Mr. Zugschwert, who currently is a member of the Board of Directors and chairman of the Audit Committee, is the Audit Committee financial expert, as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board has determined that Mr. Zugschwert is an independent director as that term is defined in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act. The Board made a qualitative assessment of Mr. Zugschwert’s level of knowledge and experience based on a number of factors, including his formal education, including an MBA in Finance, and experience as a Chief Financial Officer for more than ten years.

The Compensation Committee was established in May 2006, is comprised solely of independent directors, determines all compensation for our Chief Executive Officer and President; approves the compensation of other executive officers; advises our Board regarding our stock option plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where Board or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The Compensation Committee is governed by a Board-approved charter. Our compensation committee is currently comprised of Ms. Landau and Messrs. Mascone, Pasternak, Shaw and Zugschwert. Mr. Pasternak is the chairman of the committee. The Compensation Committee met three times in fiscal 2010.

The Nominating and Corporate Governance Committee was established in May 2006 and considers and makes recommendations on matters related to the practices, policies and procedures of the Board and takes a leadership role in shaping our corporate governance. The committee is governed by a Board-approved charter. As part of its duties, the committee assesses the size, structure and composition of the Board and Board committees. The committee also acts as a screening and nominating committee for candidates considered for election to the Board. In this capacity it concerns itself with the composition of the Board with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other Board members, management, stockholders or external sources and all self-nominated candidates. The committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other Board members, management and search companies. Our nominating committee is currently comprised of Ms. Landau and Messrs. Mascone, Pasternak, Shaw and Zugschwert. Ms. Landau is the chairman of the committee. The Nominating and Corporate Governance Committee held four meetings in fiscal 2010.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applying to our directors, officers and employees (the “Code”). The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code to appropriate persons identified in the Code, and (v) accountability for adherence to the Code. The Code of Conduct and Ethics has been filed with the SEC and is available on our website, http://www.hudsonholdingcorp.com. You may also request a copy of the Code by writing to the Company at the Company’s office address.

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

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal 2010, except for the following individuals that inadvertently filed late reports: Michael J. Meagher (1 Form 4), except that Kenneth D. Pasternak inadvertently filed a late Form4.,

Item 11.	Executive Compensation

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended March 31,	Salary	Bonus	Stock Awards	Option Awards	(1) All Other Compensation	Total
Anthony M. Sanfilippo, (2)	2010	$126,042	$—	$625,000	$550,000	$8,908	$1,309,950
Chief Executive Officer	2009	$—	$—	$—	$—	$—	$—

Martin C. Cunningham, (3)	2010	$200,000	$—	$—	$—	$29,562	$229,562
Former Chairman and	2009	$200,000	$250,000	$—	$—	$38,556	$488,556
Former Chief Executive Officer

Keith R. Knox,	2010	$200,000	$—	$—	$—	$34,656	$234,656
President and Secretary	2009	$200,000	$250,000	$—	$—	$45,219	$495,219

Mark Leventhal	2010	$180,000	$—	$—	$—	$36,078	$216,078
Executive Vice president	2009	$180,000	$—	$—	$—	$45,633	$225,633

(1)	Amount represents health, dental, life and disability insurance benefits as well as vehicle allowances and parking fees, as applicable.
(2)	Mr. Sanfilippo was hired and appointed Chief Executive Officer on October 12, 2009.
(3)	Mr. Cunningham resigned as Chief Executive Officer, Chairman and a director on October 12, 2009

Employment and Consulting Arrangements and Change in Control Arrangements

The Compensation Committee of our board of directors has approved the terms of each of the employment agreements, as amended, described below.

Martin Cunningham served as our Chief Executive Officer and Chairman of the Board until his resignation on October 12, 2009. Mr. Cunningham had entered into an employment agreement with the Company on January 1, 2007, which was amended on May 19, 2008. The agreement, as amended, provided for an initial term of five years through December 31, 2011, at an annual salary to Mr. Cunningham of $200,000. Assuming that net profits equaled or exceeded $750,000 per fiscal quarter, the employment agreement provided for an annual bonus formula of 5% of the firm’s net profits before taxes, payable quarterly. The agreement also provided for the executive’s ability to participate in our health insurance program and a car allowance of $1,000 per month. In the event that Mr. Cunningham’s employment was terminated by the Company, other than with good cause, he would receive any bonus payment due through his termination date, all remaining salary payments, plus certain health insurance benefits. On October 12, 2009, Martin C. Cunningham resigned as Chief Executive Officer and as a Chairman of the Board and a director of the Company. Mr. Cunningham’s departure was not the result of a disagreement with the

Company. Mr. Cunningham entered into a Termination Agreement dated October 12, 2009 with the Company which terminated his employment with the Company and his membership on the Board of Directors as of October 12, 2009. The Termination Agreement provides that Mr. Cunningham will receive the balance of the salary due to him under his Employment Agreement of $475,000 payable $200,000 on October 1, 2009, and the $275,000 balance in twelve monthly installments, with the Company’s obligation to make such payments secured by a Note. The company will also pay Mr. Cunningham $1,527 per month towards Cobra until December 31, 2011 unless he is eligible for other medical insurance before then. The Termination agreement also provides that for a twelve month period, Mr. Cunningham will not solicit employees of the Company or certain designated customers of the Company.

Anthony M. Sanfilippo as our Chief Executive Officer. The agreement provides for an initial term of three years at an annual salary to Mr. Sanfilippo of $275,000. The agreement also providers for a grant of 2,500,000 shares of the Company’s common stock and a grant of 2,500,000 options exercisable at an exercise price of $0.50 per share. Twenty-five (25%) of each of the stock grant and options grant vest immediately upon grant, with the balance vesting over three years. In the event of a Change of Control, all unvested stock and options vest immediately. The Board of Directors through its Compensation Committee is responsible for cash bonus variable compensation. The employment agreement provides for an annual bonus formula of 6% of the firm’s net profits before taxes, with a $6 million dollar cap. The annual bonus will be pro rated for the period from October 12, 2009 to the March 31, 2010 fiscal year end. A pro rated portion of the annual bonus will be paid quarterly, in the event quarterly and year to date consolidated pretax earnings (the “Quarterly Earnings”) are positive. All quarterly payments are subject to a holdback of 25%. Adjustment will be made to the annual bonus at year end to reflect any quarters subsequent to such quarterly payments where Quarterly Earnings are not positive calculated on a year to date basis. The agreement also provides for the executive’s ability to participate in our health insurance program. A “Change of Control” is defined in the Employment Agreement (i) any person becoming, directly or indirectly, the beneficial owner of 50% or more of the combined voting power of the then outstanding securities of the Company , (ii) the direct or indirect result of, or in connection with, a reorganization, merger, share exchange or consolidation (a “Business Combination”), a contested election of directors, or any combination of these transactions, existing Directors cease to constitute a majority of the Company’s Board of Directors, or any successor’s board of directors, within two years of the last of such transactions; or (iii) the shareholders of the Company or the Company approve a Business Combination, unless immediately following such Business Combination, (1) all or substantially all of the persons who were the beneficial owners of the voting securities outstanding immediately prior to such Business Combination beneficially own more than 60% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the Company resulting from such Business Combination , of the Voting Securities, (2) no person and any affiliate and any employee benefit plan or related trust of the Company or the Company resulting from such Business Combination beneficially owns 30% or more of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the Company resulting from such Business Combination, and (3) at least a majority of the members of the Board of Directors of the Company resulting from such Business Combination are continuing directors. In the event of a termination other than for Cause or a resignation for good reason, Mr. Sanfilippo will receive a termination payment equal to all unpaid compensation for the balance of the term, a payment equal to the cost of COBRA premiums for medical insurance and any annual bonus quarterly payment due and not yet paid as of the date of such termination (the “Termination Payment”). In the event of a Change of Control, and Mr. Sanfilippo resigns for good reason or is terminated, he will receive the Termination Payment.

Keith Knox as our President. Mr. Knox had entered into an employment agreement with the Company on January 1, 2007, which was amended on May 19, 2008 and on October 12, 2009. The agreement, as amended, provides for an initial term of five years through December 31, 2011, at an annual salary to Mr. Knox of $200,000. The Board of Directors through its Compensation Committee is responsible for cash bonus variable compensation. The employment agreement provides for an annual bonus formula of 4% of the firm’s net profits before taxes, with a $6 million dollar cap. A pro rated portion of the annual bonus will be paid quarterly, in the event quarterly and year to date consolidated pretax earnings (the “Quarterly Earnings”) are positive. All quarterly payments are subject to a holdback of 25%. Adjustment will be made to the annual bonus at year end to reflect any quarters subsequent to such quarterly payments where Quarterly Earnings are not positive calculated on a year to date basis. The agreement also provides for the executive’s ability to participate in our health insurance program.

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

As of March 31, 2010, there were 1,800,000 options outstanding under the 2005 Plan and 200,000 shares remained available for issuance under the plan.

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

As of March 31, 2010, there were 7,545,000 options and 2,102,503 shares of restricted stock outstanding under the 2007 Plan and 12,352,497 shares remained available for issuance under the plan.

Outstanding Equity Awards at Fiscal Year End

	Option Awards			Stock Awards
Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (1)	Option Exercise Price	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested (2)	Market Value of Restricted Stock That Have Not Vested
Anthony M. Sanfilippo	1,875,000	$0.50	4/12/2013	1,875,000	$375,000

(1)	2,500,000 options, granted on October 12, 2009, vest 25% on each of the following dates: October 12, 2009, October 12, 2010, October 12, 2011, and October 12, 2012.
(2)	2,500,000 shares of restricted stock, granted on October 12, 2009, vest 25% on each of the following dates: October 12, 2009, October 12, 2010, October 12, 2011, and October 12, 2012.

Director Compensation

On June 28, 2007 the board of directors resolved that compensation for each of the independent directors would be increased to $800 per month, effective immediately.

Director Compensation Table

The following table sets forth information with respect to compensation earned by or awarded to each Director of the Company who is not a named executive officer and who served on the Board of Directors during the fiscal year ended March 31, 2010:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	(1) All Other Compensation	Total
Carmine V. Chiusano	$7,200	$—	$—	$—	$7,200
Joanne V. Landau	$9,600	$—	$—	$17,243	$26,843
Peter J. Zugschwert	$9,600	$—	$—	$—	$9,600
Mark Bisker	$—	$—	$—	$—	$—
John W. Mascone	$2,400	$—	$—	$—	$2,400
Kenneth D. Pasternak	$2,400	$—	$—	$—	$2,400
John C. Shaw, Jr.	$2,400	$—	$—	$—	$2,400

(1)	Amount represents compensation paid for consulting services during the period from April 1, 2009 to March 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,447,503	$0.54	7,922,729
Equity compensation plans not approved by security holders	11,612,184	$0.68	—

Total	23,059,687	$0.61	7,922,729

The table above reflects the status of the Company’s equity compensation plans as of March 31, 2010.

Securities Authorized for Issuance under Equity Compensation Plans - Subsequent Events

Subsequent to March 31, 2010, the Company granted options to various employees to purchase an aggregate of 1,030,000 shares of common stock at an exercise price of $0.50, pursuant to the 2007 Plan. The options expire after approximately three and a half years. The $122,300 grant date fair value is being amortized over the three year vesting period.

On May 10, 2010, when the market value of the Company’s common stock was $0.18, the Company granted 500,000 shares of restricted stock to an employee, which were issued pursuant to the 2007 Plan. The $90,000 grant date fair value of the grant will be amortized over the three year vesting period.

On May 14, 2010, an aggregate of 650,000 options with an exercise price of $1.00 expired. The options had been granted pursuant to the 2005 Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the number of shares of our common stock beneficially owned on June 24, 2010 by:

•	each person who is known by us to beneficially own 5% or more of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers, as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (2)
Directors and Executive Officers:
Anthony M. Sanfilippo	3,355,000	4.7%
Keith R. Knox	3,353,565	4.8%
Kenneth D. Pasternak (4)	16,281,789	23.0%
Peter J. Zugschwert (3)	531,174	*
Joanne V. Landau (3)	516,818	*
John C. Shaw, Jr.	800,000	1.1%
John W. Mascone	800,000	1.1%
All executive officers and directors as a group (7 persons)	25,638,346	35.8%

Other 5% or Greater Stockholders:
Mark Leventhal	3,848,565	5.5%
Steven L. Winkler (5)	4,450,364	6.4%
Martin C. Cunningham (7)	5,003,565	7.1%
Seaport Hudson LLC (6)	16,050,000	21.7%

Except as otherwise set forth below, the address of each of the persons listed below is: Hudson Holding Corporation, 111 Pavonia Avenue, Suite 1500A, Jersey City, New Jersey 07310.

*	Less than 1% of outstanding shares.
(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person.
(2)	Based upon 70,054,953 shares of our common stock outstanding on June 24, 2010. Assumes that any options or warrants held by such person or entity, which are exercisable within 60 days from the date hereof, have been exercised.
(3)	Includes 35,000 shares of common stock issuable upon exercise of stock options to these directors
(4)	Includes 833,335 shares of common stock issuable upon exercise of warrants.
(5)	Mr. Winkler is employed by Hudson Securities, Inc., a wholly-owned subsidiary of Hudson Holding Corporation.
(6)

Includes 4,000,000 shares of Common Stock issuable upon exercise of Warrants. Seaport Hudson LLC is not otherwise affiliated with Hudson Holding Corporation or its subsidiaries. The address for Seaport Hudson LLC is c/o The Seaport Group LLC, 360 Madison Avenue, 22nd Floor, New York, NY 10017.

(7)	The address for Mr. Cunningham is 14 Rodeo Circle, Syosset, NY 11791.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Chief Technology Officer (as a consultant) and former Director (from September 2007 to December 2009) of Hudson, was the Chief Executive Officer and a Director of a consulting firm that provided information technology management and software development services to the Company and its affiliates, an entity in which he held a 31.5% ownership interest, until November 29, 2007 when the consulting firm was sold to a third party. Mr. Bisker received, and continues to receive, compensation from the independent consulting firm, which continues to provide technology consulting services to the Company.

Anthony M. Sanfilippo, Kenneth D. Pasternak, John W. Mascone and Joanne V. Landau participated in the Company’s private placement of 17,350,000 shares of common stock on November 12, 2009.

Five of our seven directors are considered “independent” under the SEC’s new independence standards.

Item 14.	Principal Accounting Fees and Services

Marcum LLP (“Marcum”) was our independent registered public accountant (“Principal Accountant”) at year ends March 31, 2010 and 2009 and Eisner LLP (“Eisner”) was our Principal Accountant at year end March 31, 2008. Both were responsible for performing independent audits of the consolidated financial statements in accordance with generally accepted auditing standards in the United States of America.

Fees incurred related to our Principal Accountant for each of the past two years are set forth below. All fees incurred related to our Principal Accountants were pre-approved by the Audit Committee.

	Fiscal year ended March 31,
	2010		2009
Audit fees	$163,500	(3)	$167,200	(1)
Audit-related fees	—		4,947	(3)
Tax fees	94,500	(2)	34,100	(4)
All other fees	—		—

Total fees paid to Principal Accountants	$318,675		$206,247

(1)	$32,200 paid to Eisner; $135,000 paid to Marcum
(2)	$85,950 paid to Eisner, $8,550 paid to Marcum
(3)	Fees paid to Marcum
(4)	Fees paid to Eisner

Audit Fees

The aggregate fees incurred for audit services were $163,500 and $167,200 for the fiscal years ended March 31, 2010 and 2009, respectively, which included the cost of the audits of the consolidated financial statements included in the Company’s annual Form 10-K’s for each respective year, the annual audits of the broker-dealer and the reviews of the related quarterly Form 10-Q’s. Such services were provided by Marcum subsequent to October 17, 2008 and by Eisner prior to that date.

In addition, audit services included the review of a registration statement, the review of a Form 8-K, the review of a response to an SEC comment letter, and work related to the change in our Principal Accountant during the fiscal year ended March 31, 2009. Such services were provided by Eisner during fiscal 2009.

Audit-Related Fees

The aggregate fees incurred for audit related services was $4,947 for discussions related to contemplated acquisitions during the fiscal year ended March 31, 2009. Such services were provided by Marcum.

Tax Fees

For the years ended March 31, 2010 and 2009, the aggregate fees incurred for tax services were $94,500 and $34,100, respectively, for tax compliance and tax planning. Such services were provided by Eisner during fiscal 2010 and 2009.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(1) Consolidated Financial Statements.

See Table of Contents to Consolidated Financial Statements.

(2) Financial Statement Schedules.

See Table of Contents to Consolidated Financial Statements.

(3) Exhibits

See below.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 13, 2005, among Health Outcomes Management, Inc. and Hudson Holding Corporation (1)

2.2	Agreement and Plan of Merger, dated December 22, 2004, among Health Outcomes Management, Inc., Hudson Acquisition Inc. and Hudson Securities, Inc. (2)

3.1	Certificate of Incorporation of Hudson Holding Corporation (1)

3.1.1	Certificate of Amendment to the Certificate of Incorporation of Hudson Holding Corporation (13)

3.2	Bylaws of Hudson Holding Corporation (1)

4.1	Rights of Dissenting Shareholders (1)

4.2	Form of Warrant (3)

4.3	Warrant to purchase shares of common stock in the Company, issued to Investor, dated as of June 20, 2008 (10)

10.1	Subscription Agreement, dated January 10, 2006, between Kenneth Pasternak and Hudson Holding Corporation (4)

10.2	2005 Stock Option Plan (1)

10.3	Form of Securities Purchase Agreement (3)

10.4	Form of Registration Rights Agreement (3)

10.5	Employment Agreement, effective as of January 1, 2007, by and between Hudson Holding Corporation and Martin Cunningham (5)

10.6	Employment Agreement, effective as of January 1, 2007, by and between Hudson Holding Corporation and Keith R. Knox (5)

10.7	Audit Committee Charter (6)

10.8	Compensation Committee Charter (6)

10.9	Nominating and Corporate Governance Committee Charter (6)

10.10	Complaint Procedures for Accounting, Internal Accounting Control, and Auditing Matters (6)

10.11	2007 Long-Term Incentive Plan (7)

10.12	Employment Agreement, effective as of November 28, 2007, by and between Hudson Securities, Inc. and Vincent Pelosi (8)

10.13	Employment Agreement, effective as of November 28, 2007, by and between Hudson Securities, Inc. and Dana Pascucci (8)

10.14	Employment Agreement, effective as of January 10, 2008, by and between Hudson Securities, Inc. and David Scialabba (9)

10.15	Amendment No. 1 to the Employment Agreement, dated as of May 19, 2008, by and between Hudson Holding Corporation and Martin Cunningham (11)

10.16	Amendment No. 1 to the Employment Agreement, dated as of May 19, 2008, by and between Hudson Holding Corporation and Keith R. Knox (11)

10.17	Securities Purchase Agreement, entered into by and between the Company and Investor, dated as of June 20, 2008 (10)

10.18	Form of Registration Rights Agreement, entered into by and between the Company and Investor, dated as of June 20, 2008 (10)

10.19	Sublease dated April 4, 2006 between Charles Schwab & Co., Inc. and Hudson Securities, Inc. (13)

10.19.1	Sublease Guaranty dated April 4, 2006 by Hudson Holding Corporation in favor of Charles Schwab & Co., Inc. (13)

10.20	Lease dated April 29, 2009 between Paramount Group, Inc. as agent for 900 Third Avenue, LP and Hudson Securities, Inc. (13)

10.20.1	Sublease dated as of January 28, 2010 between Hudson Securities, Inc and JW Asset Management, LLC

10.21	Amendment No. 2 to the Employment Agreement, dated as of October 12, 2010, by and between Hudson Holding Corporation and Keith R. Knox (14)

10.22	Employment Agreement, effective as of October 12, 2009, by and between Hudson Holding Corporation and Anthony M. Sanfilippo (14)

10.23	Termination Agreement, dated as of October 12, 2009, by and between Hudson Holding Corporation and Martin Cunningham (14)

10.24	Securities Purchase Agreement, dated as of October 14, 2009, between Hudson Holding Corporation and the signatories thereto (14)

10.25	Registration Rights Agreement, dated as of October 14, 2009, between Hudson Holding Corporation and the signatories thereto (14)

10.26	Securities Purchase Agreement, dated as of December 30, 2009, between Hudson Holding Corporation and the signatories thereto (15)

10.27	Asset Purchase agreement, dated as of March 2, 2010, between Hudson Holding Corporation and the signatories thereto (16)

10.28	Clearing Agreement, dated as of April 14, 2010, between Hudson Securities, Inc. and Broadcort Division of Merrill, Lynch, Pierce, Fenner & Smith

14	Code of Business Conduct and Ethics and Compliance Program (6)

16.1	Letter, dated October 20, 2008, from Eisner LLP to the Securities and Exchange Commission. (12)

21	Subsidiaries of Hudson Holding Corporation

23.1	Consent of Marcum LLP

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

These	Exhibits attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the exhibits included with our Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 1, 2005.
(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on December 28, 2004.
(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on December 1, 2006, as amended.
(4)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 19, 2006, as amended.
(5)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 4, 2007, as amended.
(6)	Incorporated by reference to the exhibits included with our Form 10-KSB filed with the SEC on June 29, 2006.
(7)	Incorporated by reference to the exhibits included with our Definitive Proxy Statement on Schedule 14A, filed with the SEC on July 20, 2007.
(8)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on December 4, 2007.
(9)	Incorporated by reference to the exhibits included with our Form 10-QSB filed with the SEC on February 14, 2008.
(10)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 24, 2008.
(11)	Incorporated by reference to the exhibits included with our Form 10-K filed with the SEC on June 27, 2008.
(12)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on October 21, 2008
(13)	Incorporated by reference to the exhibits included with our Form 10-K filed with the SEC on June 26, 2009.
(14)	Incorporated by reference to the exhibits included with our Form 10-Q filed with the SEC on November 16, 2009.
(15)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 7, 2010.
(16)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on March 8, 2010.
(17)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on April 20, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON HOLDING CORPORATION

Dated: June 29, 2010	By:	/S/ ANTHONY M. SANFILIPPO
Anthony M. Sanfilippo
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 29, 2010	By:	/S/ KEITH R. KNOX
Keith R. Knox
President, Secretary and Director
(Principal Financial and Accounting Officer)

Signatures	Title	Date

/S/ ANTHONY M. SANFILIPPO	Chief Executive Officer and Director	June 29, 2010
Anthony M. Sanfilippo	(Principal Executive Officer)

/S/ KEITH R. KNOX	President, Secretary and Director	June 29, 2010
Keith R. Knox	(Principal Financial and Accounting Officer)

/S/ KENNETH D. PASTERNAK	Chairman of the Board and Director	June 29, 2010
Kenneth D. Pasternak

/S/ PETER J. ZUGSCHWERT	Director	June 29, 2010
Peter J. Zugschwert

/S/ JOANNE V. LANDAU	Director	June 29, 2010
Joanne V. Landau

/S/ JOHN C. SHAW, JR.	Director	June 29, 2010
John C. Shaw, Jr.

/S/ JOHN W. MASCONE	Director	June 29, 2010
John W. Mascone

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hudson Holding Corporation

We have audited the accompanying consolidated statements of financial condition of Hudson Holding Corporation (the “Company”) and Subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Hudson Holding Corporation and Subsidiaries as of March 31, 2010 and 2009, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, New York
June 29, 2010

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,
	2010	2009
ASSETS
Cash and cash equivalents	$7,775,947	$6,694,914
Cash - restricted	378,720	252,408
Receivable from clearing brokers	1,717,360	1,294,689
Securities owned, at fair value	4,282,777	2,246,488
Income taxes receivable	253,240	75,040
Property and equipment, net	245,415	1,182,028
Deferred tax assets	—	1,515,000
Prepaid expenses and other assets	969,752	866,027
Prepaid compensation, net	—	1,869,167
Intangible asset, net	289,088	—
Goodwill	1,111,179	1,111,179

	$17,023,478	$17,106,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,411,485	$1,461,774
Commissions payable	885,012	1,259,987
Securities sold, but not yet purchased, at fair value	1,912,053	637,829
Income taxes payable	—	60,827
Payable to clearing brokers	—	48,833

Total liabilities	5,208,550	3,469,250

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 69,929,953 shares issued and outstanding at March 31, 2010 and 47,794,537 shares issued and outstanding at March 31, 2009	69,930	47,795
Additional paid-in capital	23,956,958	17,794,521
Accumulated deficit	(12,211,960)	(4,204,626)

Total stockholders’ equity	11,814,928	13,637,690

	$17,023,478	$17,106,940

See notes to these consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2010	2009
Revenues:
Sales and trading	$20,403,557	$23,285,148
Commissions and fees	19,175,073	13,735,660
Net interest and other income	654,663	951,703

	40,233,293	37,972,511

Expenses:
Salaries and related costs	25,228,813	25,651,239
Execution and clearing charges	8,265,733	5,537,459
Communications	6,456,986	5,820,328
Occupancy	1,797,440	1,200,317
Professional fees	1,624,755	1,696,264
Business development	696,996	845,623
Other	2,944,602	1,496,318

	47,015,325	42,247,548

Loss before income tax expense	(6,782,032)	(4,275,037)
Income tax expense / (benefit)	1,225,302	(663,038)

Net loss	$(8,007,334)	$(3,611,999)

Loss per share - basic and diluted	$(0.14)	$(0.08)

Weighted average number of shares outstanding - basic and diluted	55,599,247	43,939,810

See notes to these consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, March 31, 2008	36,725,185	$36,725	$12,631,300	$(592,627)	$12,075,398
Amortization of option grants - employees	—	—	250,138	—	250,138
Amortization of option grants - consultants	—	—	9,167	—	9,167
Amortization of restricted stock grants - employees	—	—	673,014	—	673,014
Amortization of restricted stock grants - directors	—	—	324,000		324,000
Issuance of restricted stock	3,069,352	3,070	(3,070)	—	—
Issuance of common stock - private placement	8,000,000	8,000	3,909,972	—	3,917,972
Net loss	—	—	—	(3,611,999)	(3,611,999)

Balance, March 31, 2009	47,794,537	$47,795	$17,794,521	$(4,204,626)	$13,637,690
Amortization of option grants - employees	—	—	495,087	—	495,087
Amortization of option grants - consultants	—	—	(4,833)	—	(4,833)
Amortization of restricted stock grants - employees	—	—	762,336	—	762,336
Issuance of restricted stock	2,185,416	2,185	(2,185)	—	—
Issuance of restricted stock - Asset purchase	600,000	600	119,400	—	120,000
Issuance of common stock - private placement	19,350,000	19,350	4,792,632	—	4,811,982
Net loss	—	—	—	(8,007,334)	(8,007,334)

Balance, March 31, 2010	69,929,953	$69,930	$23,956,958	$(12,211,960)	$11,814,928

See notes to these consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2010	2009
Cash flows from operating activities:

Net loss	$(8,007,334)	$(3,611,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	651,796	494,730
Impairment of software	521,000	—
Stock-based compensation	1,252,590	1,256,319
Prepaid compensation amortization	1,649,167	2,283,444
Deferred rent	(10,424)	27,660
Deferred taxes	1,515,000	(810,000)
Changes in:
Receivable from clearing brokers	(422,671)	1,180,886
Securities owned	(2,036,289)	176,769
Prepaid compensation	220,000	(1,750,000)
Income taxes receivable	(178,200)	344,001
Prepaid expenses and other assets	8,028	(456,738)
Securities sold, but not yet purchased	1,274,224	(2,140,252)
Payable to clearing brokers	(48,833)	48,833
Commissions payable	(374,975)	189,476
Income taxes payable	(60,827)	35,827
Accounts payable, accrued expenses and other liabilities	960,135	59,566

Net cash used in operating activities	(3,087,613)	(2,671,478)

Cash flows from investing activities:
Purchases of property and equipment	(220,367)	(717,025)
Acquisition of Next Generation assets - cash acquired	(303,442)	—
Cash subject to restrictions	(126,312)	(6,903)

Net cash used in investing activities	(650,121)	(723,928)

Cash flows from financing activities:
Proceeds from issuance of common stock net of issuance costs	4,818,768	3,917,972

Net cash provided by financing activities	4,818,768	3,917,972

Net increase in cash and cash equivalents	1,081,033	522,566
Cash and cash equivalents - beginning of year	6,694,914	6,172,348

Cash and cash equivalents - end of year	$7,775,947	$6,694,914

See notes to these consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

	For the Years Ended March 31,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$163,359	$163,359

Non-cash operating activities:
Prepaid compensation contractually discharged	$2,674,000	$1,875,000

Non-cash investing and financing activity:
Acquisition of next generation assets	$120,000	$—

See notes to these consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

Hudson Holding Corporation (“Holding”) was formed in 1987, is currently incorporated in the State of Delaware, and is a holding company. Hudson Securities, Inc. (“Hudson”) was formed in 1984, is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”). The Company’s operations include institutional sales and market making of equity securities, plus investment banking. Hudson is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Hudson Technologies, Inc. (“Technologies”) was formed as a Delaware corporation for the purpose of providing software development and technology services for Hudson and for third parties. Spark Capital Management, LLC (“Spark”) acquired by Holding on March 31, 2010 is the investment manager of the Spark Fund, a hedge fund. Spark is a Delaware Limited Liability Company formed on March 8, 2007. The Company’s corporate headquarters are in New Jersey and it has branch offices in various U.S. metropolitan locations.

The consolidated financial statements include the accounts of Holding and its wholly-owned subsidiaries, Hudson, Technologies and Spark (collectively the “Company”). All significant intercompany transactions among the companies have been eliminated.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the deferred tax asset valuation allowance, the prepaid compensation reserve allowance, the Black-Scholes option valuation model assumptions and the recoverability and useful lives of long lived assets.

[2] Securities transactions and revenue recognition:

Hudson records transactions in securities and the related revenue and expenses on a trade-date basis. Sales and trading revenues are primarily derived from facilitating customer transactions. Commissions and fees include agency commissions and fees earned from customers on riskless principal trades and investment banking fees related to private placements of securities. Riskless principal trades are transacted through the firm’s proprietary account with a customer order in hand, resulting in no market risk to the firm. Securities owned and securities sold, but not yet purchased, are stated at fair value with the resulting unrealized gains and losses reflected in sales and trading revenues. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management. Because of the inherent uncertainty of valuation estimates, the management determined values may differ from values that would have been used had a ready market for these securities existed.

[3] Cash and cash equivalents:

The Company considers all highly liquid investments purchased with a maturity of three months or less to be a cash equivalent. Restricted cash represents automatically renewable time deposits which collateralize letters of credit (see Note K[5]).

[4] Property and equipment and depreciation and amortization:

Furniture, equipment, leasehold improvements and capitalized internal use software development costs are recorded at cost. When assets are sold or retired, the cost and related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the related asset, which has generally been about three years, or in the case of leasehold improvements, over the shorter of its estimated useful life or the lease term.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[5] Impairment of long-lived assets:

The Company assesses the recoverability of its long lived assets, including property and equipment, when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted). If the carrying amount exceeds the asset’s estimated future cash flows (discounted), the loss is allocated to the long-lived asset.

[6] Prepaid compensation:

Loans had been given to certain employees as an incentive for their affiliation with Hudson. The employees signed an employment agreement with Hudson which specified that portions of the loan would be forgiven on specific dates over a specified term, typically a two-year period. The loan was then amortized on a straight-line basis, which is included in salaries and related costs in the accompanying statement of operations. In the event an employee’s affiliation with Hudson terminated prior to the fulfillment of their contract, the employee would be required to repay the unforgiven balance and the related accrued interest.

The Company considers establishing an allowance for uncollectible amounts to reflect the amount of loss that can be reasonably estimated by management which is included as part of other expenses in the accompanying statement of operations. Determination of the estimated amount of uncollectible loans includes consideration of the amount of credit extended, the employment status and the length of time each receivable has been outstanding, as it relates to each individual employee. As of March 31, 2010, Hudson no longer had any outstanding prepaid compensation balances.

[7] Income taxes:

The Company evaluates uncertain tax positions under ASC 740 “Income Taxes”. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

In accordance with ASC 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses.”

The Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in primarily New York and various other state and local jurisdictions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005. As of December 31, 2009, no liability for unrecognized tax benefits was required to be recorded, and no change in assessment is expected within the next 12 months.

[8] Advertising costs:

Advertising costs are expensed as incurred. Advertising costs, which are included in business development expenses in the accompanying statement of operations, were approximately $25,000 and $34,000 during the years ended March 31, 2010 and 2009, respectively.

[9] Stock based compensation:

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

[10] Intangible assets:

Intangible assets consist of customer relationships. Customer relationships acquired in business combinations under the purchase method of accounting are recorded at their fair values net of accumulated amortization since the acquisition date. Customer relationships acquired in the normal course of the Company’s operations are recorded at cost net of accumulated amortization. Customer relationships are amortized over their useful lives, generally three years, using the straight line method.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company reviews its finite-lived intangible assets for impairment yearly or whenever events occur that indicate that the carrying amount of the intangible asset may not be recoverable. Recoverability of the intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[11] Concentrations of credit risk:

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

[12] Goodwill

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

Goodwill is not subject to amortization, but rather an assessment of impairment, by applying a fair value based test. Hudson reviews goodwill for impairment annually, during the fourth quarter of each year, and also between annual tests upon the occurrence of trigger events. The reviews are performed at the Hudson level, generally by using the market capitalization of the Company as an indicator of fair value, since Hudson currently represents the most significant component of the consolidated entity. Impairment is potentially indicated when the carrying value of Hudson, including goodwill, exceeds its fair value. If a potential impairment is indicated, the fair value of Hudson would be measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of Hudson’s goodwill. If that fair value was less than the carrying value of goodwill, impairment would be recorded. As a result of its assessment, Hudson has determined that no such potential impairment was indicated during the year ended March 31, 2010.

[13] Reclassifications:

Certain fiscal 2009 amounts have been reclassified to conform with the fiscal 2010 presentation.

[14] Subsequent events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[15] Loss per share:

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

At March 31, 2010 and 2009, 4,352,503 and 5,502,920 shares of unvested restricted stock, outstanding stock options to purchase 9,345,000 and 4,455,000 shares of common stock and warrants to purchase 9,362,184 and 11,122,774 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.

[16] Recently issued accounting standards:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that established the FASB Accounting Standards Codification, (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures, on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. This new guidance became effective for interim and annual periods beginning after issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The guidance now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated. The guidance was effective upon issuance. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance, under SFAS No. 167 “Amendments to FASB Interpretation No. 46R which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. An ongoing reassessment is required of whether a company is the

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

primary beneficiary of a variable interest entity. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years.

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810).” The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application is not permitted. At this time, management is evaluating the potential implications of this pronouncement and has not yet determined its impact on the Company’s consolidated financial statements.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of March 31, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE C - RECEIVABLE FROM AND PAYABLE TO CLEARING BROKERS

At March 31, 2010 and 2009, the receivable from clearing brokers amount in the consolidated statement of financial condition represents Hudson’s required deposits with its clearing brokers of approximately $1.5 million for both years, and the payable to clearing brokers amount in the statement of financial condition represents the amount owed to Hudson’s clearing brokers.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at March 31, 2010 and 2009 consist of:

	2010	2009
Securities owned:

Equity securities - marketable at fair value	$4,282,777	$2,122,733
Equity securities - not readily marketable, at estimated fair value		123,755

Equity securities - total	$4,282,777	$2,246,488

Securities sold, but not yet purchased:

Equity securities - marketable at fair value	$1,912,053	$637,829
Equity securities - not readily marketable, at estimated fair value

Equity securities - total	$1,912,053	$637,829

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

As of March 31, 2010:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Equities	$4,282,777	$—	$—	$4,282,777

Total	$4,282,777	$—	$—	$4,282,777

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Equities	$1,912,053	$—	$—	$1,912,053

Total	$1,912,053	$—	$—	$1,912,053

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE E - PREPAID COMPENSATION

During prior periods, the Company provided an aggregate of $4,769,000 of loans to four employees as an incentive for joining the Company. The employees signed employment agreements and promissory notes with the Company bearing interest at rates ranging from 4% to 5%. The employment agreements specified that the Company would discharge the loans and interest, or a portion thereof, if the employees remain employed with the Company for a certain duration. During the fiscal year ended March 31, 2010, the Company forgave $2,674,000 of fully amortized loans, plus the related accrued interest. The loans were amortized on a straight-line basis over the period specified in the employment agreements. Amortization expense charged to salaries and related costs in the statement of operations was approximately $1,649,000 and $2,283,000 for the years ended March 31, 2010 and 2009, including the write-off amount discussed below.

On September 8, 2008, one of the employees with a $1,019,000 outstanding loan resigned from the Company. This individual joined the Company on September 7, 2007 and signed an employment agreement, which evidenced the negotiated arrangement, whereby half of the loan and the related interest was scheduled to be forgiven on the first anniversary (September 7, 2008) of his employment and the other half was scheduled to be forgiven on the second anniversary of his employment (September 7, 2009), subject to his having deposited certain required payroll tax withholding amounts with the Company. Based on the terms of the employment agreement, the Company was amortizing the loan balance ratably over the course of the two year forgiveness period and, accordingly, the book value of the loan on the resignation date was $509,500, or half of the $1,019,000 original loan balance. On February 5, 2010 the parties entered into a settlement agreement and mutual release whereby the Company would be repaid $220,000 of the loan amount, in exchange for discharging of the remainder of the loan. The Company received payment of the settlement on February 9, 2010. During the year ended March 31, 2010, the Company wrote-off the remaining balance of $289,500.

NOTE F - PROPERTY AND EQUIPMENT

A summary of the property and equipment balances are as follows:

	As of March 31,
	2010	2009
Furniture and equipment	$945,865	$790,941
Leasehold improvements	132,880	95,573
Capitalized software	1,358,110	1,314,159

	2,436,855	2,200,673
Less: Accumulated depreciation and amortization	(2,191,440)	(1,018,645)

	$245,415	$1,182,028

Depreciation and amortization expense, which is included in other expenses in the accompanying statement of operations, was approximately $1,173,000 and $495,000 during the years ended March 31, 2010 and 2009, respectively.

In addition, during the year ended March 31, 2010, the Company recorded a charge of approximately $521,000 associated with the impairment of certain capitalized software development costs and related equipment as a result of the Company’s decision to utilize alternative applications. As of March 31, 2010, there were no unamortized capitalized software development costs.

NOTE G - INTANGIBLE ASSET

On March 31, 2010, the Company acquired certain assets (primarily customer relationships) of Next Generation Equity Research, LLC (“Next Generation”). Total consideration for the acquisition was approximately $423,000, which included $120,000 of Company common stock (600,000 shares) plus an approximately $303,000 obligation to the seller. Of the 600,000 shares of Company common stock, 300,000 shares valued at $60,000 will be held in escrow and will be released after one year, subject to certain individuals remaining employed with the Company for 1 year. Legal fees of $55,000 associated with the transaction were expensed during the year ended March 31, 2010.

The following table presents the Company’s estimate of future intangible asset amortization expense:

Year Ending March 31,	Amount
2011	$96,000
2012	96,000
2013	97,000

Total	$289,000

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H - STOCKHOLDERS’ EQUITY

[1] Private placement:

On June 20, 2008, the Company consummated a private placement of its securities in accordance with a Securities Purchase Agreement entered into between the Company and a certain accredited investor, dated June 20, 2008. The Company sold for a purchase price of $4,000,000, an aggregate of 8,000,000 shares of common stock in the Company and a warrant to purchase an aggregate of 4,000,000 Shares. The warrant entitles the holder to purchase shares of the Company’s common stock for a period of five years from the date of issuance at an exercise price of $0.75 per share. The holder of the warrant is entitled to certain registration and anti-dilution rights.

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

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H - STOCKHOLDERS’ EQUITY, continued

[2] Warrants:

The Company had 1,760,590 warrants outstanding, which were exercisable for common stock at an exercise price of $1.0494 per share and expired in November and December 2009.

On June 20, 2008, the Company delivered a warrant to purchase 4,000,000 shares of common stock at an exercise price of $0.75. See Note H [1] for additional details.

A summary of the Company’s warrants and related information for the years ended March 31, 2010 and 2009 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding at March 31, 2008	7,122,774	$0.8791	$—
Granted	4,000,000	0.7500	—

Outstanding at March 31, 2009	11,122,774	0.8327	—
Expired	(1,760,590)	1.0494	—

Outstanding at March 31, 2010	9,362,184	$0.7919	—

Weighted average remaining months of contractual life at March 31, 2010	28

[3] Common stock issued:

On March 31, 2010, the Company issued 600,000 shares of common stock in connection with the Next Generation asset acquisition. See Note G for additional details.

[4] Stock plans:

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

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H - STOCKHOLDERS’ EQUITY, continued

[5] Stock option grants:

On April 3, June 1, October 12, and December 8, 2009, the Company granted options to purchase an aggregate of 5,050,000 shares of common stock at exercise prices of $0.50 to new and existing employees, pursuant to the 2007 Plan. The options expire after three and a half years. The $1,219,500 grant date fair value will be amortized over the three year vesting period.

The Company recognized approximately $456,000 and $250,000 of compensation expense during the years ended March 31, 2010 and 2009, respectively, related to employee stock option grants, which is reflected as salaries and related costs in the consolidated statements of operations. As of March 31, 2010, there was approximately $1,043,000 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.5 years.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. Given that Holding’s shares have only been publicly traded since May 3, 2005, until such time as Holding had sufficient trading history to compute the historical volatility of its common stock, the Company utilized an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of these options, of similarly positioned public companies within its industry, during the early stages of their life as a public company. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options.

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For the Year Ended March 31, 2010	For the Year Ended March 31, 2009
Risk free interest rate	1.41%	2.18%
Expected term (years)	2.96	2.9
Expected volatility	140%	92%
Expected dividends	—	—

The weighted average estimated fair value of the stock options granted during the years ended March 31, 2010 and 2009 was $0.24 and $0.15 per share, respectively.

A summary of the status of the options issued under the Plans during the years ended March 31, 2010 and 2009, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Balance, March 31, 2008	3,495,000	$0.90	2.3
Granted	2,515,000	0.58
Exercised	—	—
Expired	—	—
Forfeited	(1,555,000)	0.76

Balance, March 31, 2009	4,455,000	0.77	2.2
Granted	5,050,000	0.50
Exercised	—	—
Expired	(50,000)	1.46
Forfeited	(110,000)	0.74

Balance, March 31, 2010	9,345,000	$0.62	2.3	$—

Exercisable, March 31, 2010	3,688,326	$0.79	1.3	$—

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H - STOCKHOLDERS’ EQUITY, continued

[5] Stock option grants, continued:

The following table presents information related to stock options at March 31, 2010:

Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$ 0.35	95,000	0.9	66,666
0.40	75,000	2.3	75,000
0.49	280,000	1.0	186,666
0.50	6,200,000	2.7	1,008,332
0.60	100,000	1.6	33,333
0.75	290,000	1.6	96,663
0.80	250,000	0.6	166,666
0.90	315,000	0.3	315,000
1.00	1,710,000	0.8	1,710,000
1.15	30,000	1.4	30,000

	9,345,000	1.3	3,688,326

[6] Stock grants:

On April 3, 2009, the Company granted 500,000 shares of restricted stock to a certain employee, which was not issued pursuant to a stock plan, at a market value of $0.40. Accordingly, the $200,000 grant date fair value is being amortized over the four year vesting period.

On October 12, 2009, the Company granted 2,500,000 shares of restricted stock to its new Chief Executive Officer, which was not issued pursuant to a plan. One-quarter of the award vested immediately and the remaining shares will vest ratably on each of the next three anniversary dates. Accordingly, one-quarter of the $625,000 grant date fair value will be amortized immediately and the remaining balance will be amortized over the three year vesting period. In the event of a change of control, as defined, all unvested restricted stock will vest immediately.

The Company recognized approximately $799,000 and $673,000 of compensation expense during the years ended March 31, 2010 and 2009, respectively, related to employee stock grants, which is reflected as a component of salaries and related costs in the consolidated statements of operations. As of March 31, 2010, there was approximately $1,182,000 of unrecognized employee stock-based compensation expense related to stock grants that will be amortized over a weighted average period of 2.0 years.

A summary of restricted stock activity for the years ended March 31, 2010 and 2009 is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, March 31, 2008	8,361,666	$0.39	$3,250,350
Granted	1,127,272	0.29	324,000
Vested	(3,069,352)	0.33	(1,025,761)
Forfeited	(916,666)	0.60	(550,000)

Non-vested, March 31, 2009	5,502,920	0.36	1,998,589
Granted *	3,000,000	0.28	825,000
Vested	(2,310,416)	0.33	(764,312)
Forfeited	(1,840,001)	0.39	(718,950)

Non-vested, March 31, 2010	4,352,503	$0.31	$1,340,327

*	The 3,000,000 shares of restricted stock that were granted during the fiscal year ended March 31, 2010 were not granted pursuant to the Plans.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H - STOCKHOLDERS’ EQUITY, continued

[7] Stock repurchase program:

On November 13, 2008, the Company’s Board authorized the repurchase of up to 1,000,000 shares of the Company’s common stock, at the discretion of the Company’s management. On November 19, 2008, the Company’s Board authorized the repurchase of up to $1,000,000 of the Company’s common stock, at the discretion of the Company’s management, in lieu of the repurchase of up to 1,000,000 shares of the Company’s common stock. During the years ended March 31, 2010 and 2009, the Company did not repurchase any of its equity securities.

NOTE I - INCOME TAXES

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

The income tax provision (benefit) consists of the following:

	Years Ended March 31,
	2010	2009
Federal:
Current	$(154,978)	$—
Deferred	(1,907,000)	(1,275,698)
State and local:
Current	(134,720)	124,187
Deferred	(128,000)	(261,527)
Change in valuation allowance	3,550,000	750,000

	$1,225,302	$(663,038)

For the years ended March 31, 2010 and 2009, the expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	Years Ended March 31,
	2010	2009
Expected tax expense (benefit)	(34.0)%	(34.0)%
State income tax, net of federal income tax effect	(6.0)	(6.0)
Increase in valuation allowance	52.3	17.5
Non deductible stock compensation	1.2	3.5
Other permanent items	4.6	3.5

Actual tax expense (benefit)	18.1%	(15.5)%

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE I - INCOME TAXES, continued

The principal components of the net deferred tax asset at March 31, 2010 and March 31, 2009 are as follows:

	March 31,
	2010	2009
Deferred taxes:

Net operating loss carryforwards	$3,625,000	$1,585,000
Minimum tax carryforward credits	—	202,000
Reserve for commissions receivable and bad debts	120,000	42,000
Prepaid compensation amortization	—	437,000
Contributions carryforward deductions	32,000	27,000
Deferred rent	100,000	104,000
Compensation accrual	13,000	—
Stock-based compensation	499,000	278,000
Excess of tax over book basis of fixed assets	103,000	70,000

Total gross deferred tax assets	4,492,000	2,745,000

Excess of book over tax basis of capitalized software	—	(288,000)

Net deferred taxes before valuation allowance	4,492,000	2,457,000
Less: Valuation allowance	(4,492,000)	(942,000)

Net deferred tax asset	$—	$1,515,000

The Company and its subsidiaries file income tax returns in U.S. federal and various state and local jurisdictions and are subject to audit by tax authorities beginning with the year ended March 31, 2007. For the year ended March 31, 2010, the Company had approximately $8,658,000 of federal net operating losses (“NOLs”) which begin to expire in 2029. In addition, the Company has approximately $11,400,000 of state NOL carryforwards, which expire between 2011 and 2029. A valuation allowance has been established to fully offset the deferred tax asset in accordance with GAAP. During the year ended March 31, 2010, the valuation allowance increased by $3,550,000.

NOTE J - DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable per the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended March 31, 2010 and 2009, the Company made no matching contributions.

The net operating losses are subject to Internal Revenue Code Section 382 and similar state income tax regulations, which could result in limitations on the amount of such losses that could be recognized during any taxable year.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE K - COMMITMENTS AND CONTINGENCIES

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

On April 29, 2009, Hudson entered into an agreement to lease 5,106 rentable square feet of office space in New York, New York. The lease commenced on or about May 28, 2009 and expires three years and two months from the commencement date. In accordance with the lease terms, Hudson will pay rent at the rate of approximately $255,000 per annum, beginning two months from the commencement date. On January 28, 2010, Hudson entered into an agreement to sub-lease the entire aforementioned New York, New York office space at the rate of approximately $225,000 per annum. The sub-lease is scheduled to expire on July 27, 2012, but the sub-lessee may elect to terminate the lease on or about July 12, 2011 upon providing notice no less than 180 days prior to the sub-lease expiration date.

As of March 31, 2010, the Company had a deferred lease liability of approximately $251,000 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments and is included in accounts payable, accrued expenses and other liabilities on the statement of financial condition.

Future minimum commitments related to non-cancelable operating leases as of March 31, 2010 are as follows:

Years Ended March 31,	Office Leases
2011	769,000
2012	766,000
2013	349,000
2014	64,000
2015	25,000

$1,973,000

Rent expense, net of sublease income, was approximately $1,794,000 and $1,200,000 for the years ended March 31, 2010 and 2009, respectively.

[2] Employment agreements:

On October 12, 2009, the Company entered into an employment agreement with the Company’s new Chief Executive Officer (CEO) with a guaranteed salary, a formula bonus, plus restricted stock and stock option grants described below. The term of the employment agreement is three years. The agreement provides that, in the event of a termination without cause or a resignation for good reason, as defined in his employment agreement, the CEO will receive a termination payment equal to all unpaid compensation for the balance of the term, a payment equal to the cost of COBRA premiums for medical insurance and any annual bonus quarterly payment due and not yet paid as of the date of such termination. The employment agreement provides for an annual bonus formula of 6% of the firm’s net profits before taxes, with a $6 million dollar cap. The annual bonus is required to be pro rated for the period from October 12, 2009 to the March 31, 2010 fiscal year end. A pro rated portion of the annual bonus will be paid quarterly, in the event quarterly and year to date consolidated pre-tax earnings are positive. All quarterly payments are subject to a holdback of 25%. Adjustment made to the annual bonus at year end reflect any quarters subsequent to such quarterly payments where quarterly earnings are not positive calculated on a year to date basis. As of March 31, 2010, the Company did not accrue an amount for an annual bonus.

On October 12, 2009, the Company entered into a second amendment to the employment agreement dated January 1, 2007 with the Company’s President. The amendment provides for a definition of “Cause” identical to that in CEO’s employment agreement and provides that, in the event of a Termination other than for Cause or a resignation for Good Reason, as defined in the employment agreement, the President will receive a termination payment equal to all unpaid compensation for the balance of the term, a payment equal to the cost of COBRA premiums for medical insurance and any annual bonus quarterly payment due and not yet paid as of the date of such termination. The amendment also provides for an annual bonus formula, which is equal to 4% of the Company’s pretax earnings for such fiscal year, is subject to a $6 million dollar cap.

The Company entered into a two-year employment agreement with another key employee, effective as of March 1, 2009.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE K - COMMITMENTS AND CONTINGENCIES, continued

[2] Employment agreements, continued:

Future minimum commitments pursuant to employment agreements are as follows:

Year Ending March 31,	Employment Agreements
2011	575,000
2012	425,000
2013	146,000

$1,146,000

[3] Termination agreement:

On October 12, 2009, the Company’s Chief Executive Officer who was also the Chairman of the Board resigned. A termination agreement was entered into which provides that the former CEO will receive the balance of the salary due to him under his employment agreement of $475,000. The Company will also pay on behalf of former CEO all applicable premiums towards COBRA continuation coverage until December 31, 2011, unless he is eligible for other comparable medical insurance before then. The termination agreement also provides that for a twelve month period, the former CEO will not solicit employees of the Company or certain designated customers of the Company. As of March 31, 2010, the Company has paid approximately $315,000 related to his termination agreement as of March 31, 2010 the amount owed the former CEO is approximately $160,000. The Company will continue to make monthly payments through October 2010.

[4] Litigation:

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

[5] Letters of credit:

In connection with the new Jersey City office lease, on April 20, 2006 the Company deposited a one-year $225,000 irrevocable standby letter of credit with the landlord as security, which automatically renews for additional one-year terms, unless sixty days written notice is provided. Pursuant to the lease agreement, the Company is required to maintain the letter of credit until sixty days following the expiration of the lease. On April 5, 2006, the Company deposited $225,000 with the issuing financial institution in the form of an automatically renewable, fourteen-month time deposit, in order to collateralize the letter of credit.

In connection with the new New York office lease, on April 16, 2009 the Company deposited a one-year $127,650 irrevocable standby letter of credit with the landlord as security, which automatically renews for additional one-year terms, unless thirty days written notice is provided. Pursuant to the lease agreement, the Company is required to maintain the letter of credit until three months following the expiration of the lease. On April 10, 2009, the Company deposited $127,650 with the issuing financial institution in the form of an automatically renewable, fourteen-month certificate of deposit, in order to collateralize the letter of credit.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE L - NET CAPITAL REQUIREMENT

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

At March 31, 2010, the Company under the alternative standard method had net capital of approximately $7,801,000, which was approximately $6,801,000 in excess of its required net capital of $1,000,000.

NOTE M - REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be customers or employees who account for 10% or more of the total revenues generated by the Company during the period. The Company had one such employee who accounted for 15% of total revenues, which included revenues from a single customer that accounted for 8% of total revenues, during the fiscal year ended March 31, 2010. During the fiscal year ended March 31, 2009, the same employee accounted for 27% of total revenues, which included revenues from a single customer that accounted for 18% of total revenues. This employee terminated in January of 2010.

NOTE N - ASSET PURCHASE

On March 2, 2010 the Company entered into an Asset Purchase Agreement between Next Generation Holding, LLC (“Holding”), Next Generation Equity Research, LLC (“Research”) and the other signatories thereto (the “Asset Purchase Agreement”) which provided for the acquisition of assets used in the equity research and investment banking business of Research, a Chicago based equity research boutique focused on the needs of institutional investors, and all of the equity in Spark Capital Management, LLC , the investment manager of the Spark Fund, a hedge fund. The closing of the Asset Purchase Agreement occurred on March 31, 2010. On March 31, 2010 the Company paid the following consideration in connection with the acquisition: (i) $303,162 to pay down a line of credit of Research and (ii) the issuance of 600,000 shares valued at $120,000 of the Company’s common stock, of which 300,000 shares were issued to the members of Holding , and 300,000 shares were placed in escrow subject to certain individuals remaining employed with the Company for one year. The Company also assumed a lease for office space at One East Wacker Drive, Chicago, Illinois which expires in August 2014 at an initial monthly rate of $4226 and certain other contracts used in the ordinary course of the research business.

NOTE O - SUBSEQUENT EVENTS

[1] Stock option activity:

Subsequent to March 31, 2010, the Company granted options to various employees to purchase an aggregate of 1,030,000 shares of common stock at an exercise price of $0.50, pursuant to the 2007 Plan. The options expire after approximately three and a half years. The $122,300 grant date fair value is being amortized over the three year vesting period.

On May 14, 2010, an aggregate of 650,000 options with an exercise price of $1.00 expired. The options had been granted pursuant to the 2005 Plan.

[2]

On April 3, 2010, 125,000 shares of restricted stock which was granted to an employee vested and were issued.

[3] Stock grants:

On May 10, 2010, the Company granted 500,000 shares of restricted stock to an employee, which were issued pursuant to the 2007 Plan. The $90,000 grant date fair value of the grant will be amortized over the three year vesting period.

[4] Clearing agreements:

On April 14, 2010, the Company entered into a clearing agreement with Broadcort, a clearing division of Bank of America Merrill Lynch, whereby Broadcort agreed to provide certain execution and clearing services, on a fully disclosed basis, to the Company and its customers. The agreement has an initial term of three years and became effective upon the approval of FINRA on April 16, 2010 and continues until its termination. After the initial term, the agreement may be terminated by either party upon 90 days prior notice. During the initial term, Broadcort may terminate the agreement upon 90 days prior notice, or earlier upon the occurrence of specified events. Hudson must maintain an interest-bearing clearing deposit of $350,000. The monthly minimum clearing fee is $25,000. Broadcort has agreed to waive the initial $185,000 of clearing fees incurred by Hudson.

The above transaction was determined to be insignificant and therefore no proforma information was disclosed herein as the impact was nominal to the operations of the company.

The Company, simultaneous with the entry into the Broadcort agreement, has terminated its agreement dated as of December 1, 2007 with Ridge Clearing & Outsourcing Solutions, Inc., effective as of April 27, 2010. The Company is subject to an early termination fee of $180,600, which has been accrued for as of March 31, 2010.