Form 10-Q
period 2010-06-30
HUDSON HOLDING CORP
filed 2010-08-16
CIK 804157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 11, 2010, there were 70,054,953 shares of the issuer’s common stock outstanding.

HUDSON HOLDING CORPORATION

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of June 30, 2010	As of March 31, 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$6,568,433	$7,775,947
Cash - restricted	419,124	378,720
Receivable from clearing brokers	1,350,000	1,717,360
Securities owned, at fair value	2,617,659	4,282,777
Income taxes receivable	102,003	253,240
Property and equipment, net	263,161	245,415
Prepaid expenses and other assets	949,990	969,752
Intangible asset, net	264,997	289,088
Goodwill	1,111,179	1,111,179

	$13,646,546	$17,023,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$2,103,518	$2,411,485
Commissions payable	793,510	885,012
Securities sold, but not yet purchased, at fair value	310,855	1,912,053

Total liabilities	3,207,883	5,208,550

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 70,054,953 shares issued and outstanding at June 30, 2010 and 69,929,953 shares issued and outstanding at March 31, 2010	70,055	69,930
Additional paid-in capital	24,221,287	23,956,958
Accumulated deficit	(13,852,679)	(12,211,960)

Total stockholders’ equity	10,438,663	11,814,928

	$13,646,546	$17,023,478

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,
	2010	2009
Revenues:
Sales and trading	$3,826,849	$5,909,380
Commissions and fees	4,575,331	5,594,288
Net interest and other income	172,989	173,434

	8,575,169	11,677,102

Expenses:
Employee compensation and benefits	5,802,641	6,926,020
Execution and clearing charges	1,113,853	2,096,467
Technology	1,301,865	1,728,577
Occupancy	442,334	562,669
Professional fees	327,259	479,770
Business development	210,956	160,811
Other	1,016,981	774,487

	10,215,889	12,728,801

Loss before income tax expense	(1,640,720)	(1,051,699)
Income tax expense	—	47,460

Net loss	$(1,640,720)	$(1,099,159)

Loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	69,938,195	47,794,537

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit
Balance - March 31, 2010	69,929,953	$69,930	$23,956,958	$(12,211,959)	$11,814,929
Amortization of option grants - employees	—	—	124,727	—	124,727
Amortization of option grants - consultants	—	—	(1,068)	—	(1,068)
Amortization of restricted stock grants - employees	—	—	140,795	—	140,795
Issuance of restricted stock	125,000	125	(125)	—	—
Net loss	—	—	—	(1,640,720)	(1,640,720)

Balance - June 30, 2010 (unaudited)	70,054,953	$70,055	$24,221,287	$(13,852,679)	$10,438,663

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,640,720)	$(1,099,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,698	157,101
Stock-based compensation	264,454	193,593
Prepaid compensation amortization	—	469,000
Deferred rent	(16,356)	19,780
Amortization of intangible asset	24,091
Changes in:
Receivable from clearing brokers	367,360	(205,311)
Securities owned	1,665,118	(721,464)
Income taxes receivable	151,237	—
Prepaid expenses and other assets	19,764	(314,612)
Securities sold, but not yet purchased	(1,601,198)	(63,329)
Payable to clearing brokers	—	(48,833)
Commissions payable	(91,502)	642,093
Income taxes payable	—	42,960
Accounts payable, accrued expenses and other liabilities	(291,612)	616,977

Net cash used in operating activities	(1,102,666)	(311,203)

Cash flows from investing activities:
Purchases of property and equipment	(64,444)	(194,805)
Cash subject to restrictions	(40,404)	(129,320)

Net cash used in investing activities	(104,848)	(324,125)

Net decrease in cash and cash equivalents	(1,207,514)	(635,328)
Cash and cash equivalents - beginning of year	7,775,947	6,694,914

Cash and cash equivalents - end of year	$6,568,433	$6,059,586

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$1,969	$4,500

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Hudson Holding Corporation (“Holding”) as of June 30, 2010 and the condensed consolidated results of its operations and cash flows for the three months ended June 30, 2010 and 2009. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended March 31, 2010 included in Holding’s Annual Report on Form 10-K.

The condensed consolidated financial statements include the accounts of Holding and its wholly-owned subsidiaries, Hudson Securities, Inc. (“Hudson”), Hudson Technologies, Inc. (“Technologies”) and Spark Capital Management, LLC (“Spark”) (collectively the “Company”). Holding was formed in 1987, is currently incorporated in the State of Delaware, and is a holding company. Hudson was formed in 1984, is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”). The Company’s operations include institutional sales and market making of equity securities, plus investment banking and research. Hudson is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware Corporation for the purpose of providing software development and technology services for the Company. On March 8, 2007, Spark was formed as a Delaware limited liability company and is the investment manager of the Spark Fund, a hedge fund.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of income and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include the deferred tax asset valuation allowance, the Black-Scholes option valuation model assumptions and the recoverability and useful lives of long lived assets.

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

[3] Stock based compensation:

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

At June 30, 2010 and 2009, 4,852,503 and 5,461,253 shares of unvested restricted stock, outstanding stock options to purchase 9,735,000 and 6,309,999 shares of common stock and warrants to purchase 9,362,184 and 11,122,774 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.

[6] Reclassifications:

Certain fiscal 2010 amounts have been reclassified to conform to the fiscal 2011 presentation.

[7] Subsequent events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

[8] Recently issued and adopted accounting standards:

In June 2009, the FASB issued new accounting guidance, which was subsequently added to ASC Topic 810 on Consolidation, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

[8] Recently issued and adopted accounting standards, continued:

In February 2010, the FASB issued new accounting guidance, under ASC Topic 810 on Consolidation. The amendments to the consolidation requirements are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships. The deferral is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Early application is not permitted. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued new accounting guidance, under ASC Topic 310 on Receivables, which requires an entity to enhance the disclosures about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the requirements of this guidance and has not yet determined the impact on the Company’s condensed consolidated financial statements.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of June 30, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective

NOTE C - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at June 30, 2010 and March 31, 2010 consisted entirely of level 1 marketable securities.

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

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of June 30, 2010:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Equities	$2,617,659	$—	$—	$2,617,659

Total	$2,617,659	$—	$—	$2,617,659

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Equities	$310,855	$—	$—	$310,855

Total	$310,855	$—	$—	$310,855

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE D - STOCKHOLDERS’ EQUITY

[1] Stock option grants:

During the three months ended June 30, 2010, the Company granted options to purchase an aggregate of 1,280,000 shares of common stock at exercise prices of $0.50 to new employees, pursuant to the 2007 Plan. The options expire after three and a half years. The $147,400 grant date fair value will be amortized over the three year vesting period.

The Company recognized approximately $125,000 and $48,000 of compensation expense during the three months ended June 30, 2010 and 2009, respectively, related to employee stock option grants, which is reflected as employee compensation and benefits in the condensed consolidated statements of operations. As of June 30, 2010, there was approximately $1,045,000 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.4 years.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The expected term of options granted represents the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The company estimates expected volatility based on the historical volatility of its common stock. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the options.

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For the Three Months Ended June 30,
	2010	2009
Risk free interest rate	1.19%	1.77%
Expected term (years)	2.75	3.65
Expected volatility	158%	140%
Expected dividends	—	—

The weighted average estimated fair value of the stock options granted during the three months ended June 30, 2010 and 2009 was $0.12 and $0.29 per share, respectively.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE D - STOCKHOLDERS’ EQUITY, continued

[1] Stock option grants, continued:

A summary of the status of the options issued under the Plans during the three months ended June 30, 2010, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Balance, March 31, 2010	9,345,000	$0.62
Granted	1,280,000	0.50
Exercised	—	—
Expired	(650,000)	1.00
Forfeited	(240,000)	0.54

Balance, June 30, 2010	9,735,000	$0.58	2.4	$—

Exercisable, June 30, 2010	3,416,660	$0.72	1.4	$—

The following table presents information related to stock options at June 30, 2010:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$ 0.35	80,000	0.7	56,666
0.40	75,000	2.1	75,000
0.49	280,000	0.7	186,666
0.50	7,280,000	2.5	1,208,331
0.60	100,000	1.4	66,666
0.75	290,000	1.4	193,331
0.80	250,000	0.3	250,000
0.90	315,000	0.1	315,000
1.00	1,035,000	0.9	1,035,000
1.15	30,000	1.1	30,000

	9,735,000	1.4	3,416,660

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE D - STOCKHOLDERS’ EQUITY, continued

[2] Stock grants:

On May 10, 2010, the Company granted 500,000 shares of restricted stock to a new employee, pursuant to the 2007 Plan, at a market value of $0.18 per share. Accordingly, the $90,000 grant date fair value is being amortized over the three year vesting period.

The Company recognized approximately $141,000 and $150,000 of compensation expense during the three months ended June 30, 2010 and 2009, respectively, related to employee stock grants, which is reflected as a component of employee compensation and benefits in the condensed consolidated statements of operations. As of June 30, 2010, there was approximately $1,131,000 of unrecognized employee stock-based compensation expense related to stock grants that will be amortized over a weighted average period of 1.9 years.

A summary of restricted stock activity for the three months ended June 30, 2010, is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, March 31, 2010	4,352,503	$0.31	$1,340,327
Granted	500,000	0.18	90,000
Vested	—	—	—
Forfeited	—	—	—

Non-vested, June 30, 2010	4,852,503	$0.29	$1,430,327

[3] Stock repurchase program:

On November 19, 2008, the Company’s Board authorized the repurchase of up to $1,000,000 of the Company’s common stock, at the discretion of the Company’s management. During the three months ended June 30, 2010 and 2009, the Company did not repurchase any of its equity securities.

NOTE E - REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be customers or employees who account for 10% or more of the total revenues generated by the Company during the period. The Company had one such employee who accounted for 30% of total revenues, which included revenues from a single customer that accounted for 16% of total revenues, during the three months ended June 30, 2009.

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

At June 30, 2010, the Company under the alternative standard method had net capital of approximately $6,898,000, which was approximately $5,898,000 in excess of its required net capital of $1,000,000.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE G - COMMITMENTS AND CONTINGENCIES

[1] Leases:

As of June 30, 2010, the Company had a deferred lease liability of approximately $235,000 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments and is included in accounts payable, accrued expenses and other liabilities on the statement of financial condition.

Rent expense, net of sublease income, was approximately $400,000 and $422,000 for the three months ended June 30, 2010 and 2009, respectively.

[2] Litigation:

From time to time, Hudson is named as a defendant in various routine actions that are incidental to its activities as a broker-dealer, including civil actions, arbitrations, plus proceedings and investigation by self-regulatory organizations. As of the date this report was issued, there were no such actions against the Company.

NOTE H - SUBSEQUENT EVENTS

[1] Stock option grants:

On July 6, 2010, the Company granted options to purchase 100,000 shares of common stock at an exercise price of $0.50 to a new employee, pursuant to the 2007 Plan. The options expire after three and a half years. The $9,400 grant date fair value will be amortized over the three year vesting period.

[2] Stock grants:

On July 7, 2010, the Company granted an aggregate of 482,759 shares of immediately vested common stock to six non-employee directors as compensation for services during the fiscal year ended March 31, 2010, at a value equal to $.29 which was the weighted average estimated value of the shares for the 2010 fiscal year, when the market value of the stock was $0.14 per share. The shares were issued pursuant to the 2007 Plan and represent compensation for services performed during the fiscal year ended March 31, 2010. The approximately $67,600 grant date fair value of the grants had been accrued for during the fiscal year ended March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of Hudson Holding Corporation and Subsidiaries’ (the “Company”) condensed consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “predict”, “project”, and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including business conditions, growth in the overall market for the Company’s services, general economic conditions, lower than expected customer transactions, competitive factors including increased competition, changes in the mix of business, and resource constraints and other statements under “Risk Factors” set forth in our Form 10-K for the year ended March 31, 2010 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

We had overall revenues consisting of sales and trading revenues, commission and fee revenues, both primarily from activity on behalf of customers, plus net interest and other income of approximately $8,575,169 for the three months ended June 30, 2010 as compared to $11,677,102 for the three months ended June 30, 2009 a decrease of $3,101,934 or 26%. The decrease was primarily due to a decrease in sales and trading revenues along with commission and fee revenues. Sales and trading revenues were $3,826,849 compared to $5,909,380 during the same period in the prior year, a decrease of $2,082,531 or 35%, primarily due to an overall decrease in trading activity. Commission and fee revenues were $4,575,331 compared to $5,594,288 during the same period last year, a decrease of $1,018,957 or 18%, principally due to decreased volume. Interest and other income were $172,989 compared to $173,434 during the comparable period last year, a decrease of $445, or .3%.

Our cost structure consists of employee compensation and benefits (including salaries, commissions, bonuses, stock-based compensation, payroll taxes, and medical insurance), execution and clearing charges, communications (quote, trading, order management and telecommunication services), occupancy (rent, electricity, maintenance and real estate taxes) professional fees (attorneys and auditors), business development (travel, entertainment and advertising) and other operating costs. From a compensation perspective, approximately 51% of our employees are salaried, while most of our traders and salespersons receive revenue-based commission payments.

Execution and clearance charges were $1,113,853 (13% of revenues) in the three months ended June 30, 2010 as compared to $2,096,467 (18% of revenues) in the three months ended June 30, 2009, a decrease of $982,614 or 47%, primarily due to a decrease in algorithmic trading business which has higher execution fees, plus an decrease in clearing costs. Technology costs were $1,301,865 in the quarter ending June 30, 2010 compared to $1,728,578 in the same quarter last year, a decrease of $426,713 or 24%, primarily due to a reduction in market data costs. Occupancy costs were $447,334 in the quarter ending June 30, 2010 compared to $562,669 in the same quarter last year, a decrease of $115,335 or 32%, primarily due to the elimination of one office location.

Employee compensation and benefits were $5,802,641 compared to $6,926,020 in the comparable quarter in the prior year, a decrease of $1,123,379 or 16%, primarily due to a decrease in commissions paid as a result of lower revenues, offset by an increase in salaries as a result of new hires. Professional fees were $327,259 compared to $479,770 in the comparable quarter in the prior year, a decrease of $152,511 or 31%, primarily due to a decrease in outside accounting services. Business development expenses were $210,956 in the quarter ending June 30, 2010 compared to $160,811 in the prior period quarter, an increase of $50,146 or 31% as a result of an effort of attracting new customers. Other expenses were $1,016,981 in the quarter ending June 30, 2010 compared to $774,487 in the prior period quarter, an increase of $242,494 or 30%, primarily due to increased client service cost offset by a decrease in software amortization and maintenance expense.

The pre-tax loss was $1,640,720 for the three months ended June 30, 2010 compared to a pre-tax loss of $1,051,699 for the three months ended June 30, 2009, an increase of $589,021. The pre-tax loss increase was primarily due to a decrease in revenues and an increase in employee compensation as a result of new hires and expansion.

Liquidity and Capital Resources

Consolidated Balance Sheet Data:	As of June 30, 2010	As of March 31, 2010
	(unaudited)
Working capital	$8,551,673	$9,842,081

Total assets	$13,646,546	$17,023,478

Total liabilities	$3,207,883	$5,208,550

Stockholders’ equity	$10,438,663	$11,814,928

Working Capital

Our working capital (current assets less current liabilities) decreased to $8.5 million at June 30, 2010 from $9.8 million at March 31, 2010, primarily as a result of operating losses. Current assets include cash, receivable from clearing brokers (cash on deposit with our clearing brokers), marketable securities, income taxes receivable and other assets (except for long-term security deposits). All liabilities, except approximately $0.2 million of long-term deferred rent, are current liabilities.

We currently do not have any outstanding bank borrowings or long-term debt.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, recruiting incentives, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. As of June 30, 2010, the Company had total net capital of approximately $6,898,000, which is approximately $5,898,000 in excess of the Company’s minimum net capital requirement of $1,000,000. See Note F to the consolidated financial statements for additional details related to regulatory net capital requirements. We expect that any significant expansion or acquisition opportunities will require additional subordinated debt or common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

Our cash position decreased by $1,207,514 to $6,568,433 during the three months ended June 30, 2010, after decreasing by $635,328 to $6,694,914 during the three months ended June 30, 2009.

Operating Activities

Net cash used in operating activities was $1,102,666 during the three months ended June 30, 2010, primarily as a result of a $1,640,720 net loss offset by a $367,360 decrease in receivable from clearing brokers. Net cash used in operating activities was $311,203 during the three months ended June 30, 2009, primarily as a result of a $685,053 increase in payables, a $616,976 increase in accrued expenses., partially offset by a $784,793 decrease in securities positions.

Investing Activities

Net cash used in investing activities was $104,848 during the three months ended June 30, 2010, primarily due to the purchase of additional equipment, and the depositing of additional funds with a financial institution in order to collateralize a letter of credit, and $324,125 during the three months ended June 30, 2009, primarily due to the ongoing development of capitalized software

Off Balance Sheet Arrangements

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

As of June 30, 2010, we had no other off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2010. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:	CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

10.28	Clearing Agreement, dated as of April 14, 2010, between Hudson Securities, Inc. and Broadcort Division of Merrill, Lynch, Pierce, Fenner & Smith (1)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements*

32.2	Certification by the Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements*

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the exhibits included with our Annual Report on Form 10-K filed with the SEC on June 29, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON HOLDING CORPORATION

Dated: August 16, 2010	By:	/S/ ANTHONY M. SANFILIPPO
	Name:	Anthony M. Sanfilippo
	Title:	Chief Executive Officer

Dated: August 16, 2010	By:	/S/ KEITH R. KNOX
	Name:	Keith R. Knox
	Title:	President and Principal Accounting Officer