Form 10-Q
period 2010-09-30
HUDSON HOLDING CORP
filed 2010-11-10
CIK 804157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 9, 2010, there were 71,162,712 shares of the issuer’s common stock outstanding.

HUDSON HOLDING CORPORATION

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of September 30, 2010	As of March 31, 2010
	(unaudited)
ASSETS

Cash and cash equivalents	$7,210,551	$7,775,947
Cash - restricted	419,476	378,720
Receivable from clearing brokers	1,350,000	1,717,360
Securities owned, at fair value	2,833,832	4,282,777
Income taxes receivable	102,003	253,240
Property and equipment, net	249,584	245,415
Prepaid expenses and other assets	961,599	969,752
Intangible asset, net	240,907	289,088
Goodwill	1,111,179	1,111,179

	$14,479,131	$17,023,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Accounts payable, accrued expenses and other liabilities	$2,693,686	$2,411,485
Commissions payable	898,630	885,012
Securities sold, but not yet purchased, at fair value	1,332,498	1,912,053

Total liabilities	4,924,814	5,208,550

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 70,537,712 shares issued and outstanding at September 30, 2010 and 69,929,953 shares issued and outstanding at March 31, 2010	70,538	69,930
Additional paid-in capital	24,519,815	23,956,958
Accumulated deficit	(15,004,159)	(12,211,960)
Treasury stock, at cost, 375,000 shares at September 30, 2010; none at March 31, 2010	(31,877)	—

Total stockholders’ equity	9,554,317	11,814,928

	$14,479,131	$17,023,478

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Sales and trading	$2,500,314	$4,751,679	$6,125,215	$10,661,059
Commissions and fees	3,957,604	4,352,675	8,592,018	9,731,218
Investment banking revenue	2,228,698	50,419	2,353,098	135,585
Net interest and other income	191,365	204,589	335,335	411,778

	8,877,981	9,359,362	17,405,666	20,939,640

Expenses:
Employee compensation and benefits	6,379,419	6,426,868	12,169,293	13,349,179
Execution and clearing charges	795,652	1,616,168	1,823,331	3,866,716
Technology	1,200,037	1,519,006	2,553,452	3,132,963
Occupancy	461,190	509,637	928,204	1,001,715
Professional fees	393,162	330,851	686,521	842,470
Business development	206,554	185,640	415,650	346,451
Other	593,446	981,776	1,621,414	1,662,426

	10,029,460	11,569,946	20,197,865	24,201,920

Loss before income tax expense	(1,151,479)	(2,210,584)	(2,792,199)	(3,262,280)
Income tax expense	—	31,000	—	78,460

Net loss	$(1,151,479)	$(2,241,584)	$(2,792,199)	$(3,340,740)

Loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.04)	$(0.07)

Weighted average number of shares outstanding - basic and diluted	70,200,981	47,794,537	69,921,125	47,794,537

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance - March 31, 2010	69,929,953	$69,930	$23,956,958	$(12,211,960)	—	$—	$11,814,928
Amortization of option grants - employees	—	—	221,349	—	—	—	221,349
Amortization of option grants - consultants	—	—	(1,068)	—	—	—	(1,068)
Amortization of restricted stock grants - employees	—	—	275,597	—	—	—	275,597
Issuance of restricted stock grants - directors	482,759	483	67,104	—	—	—	67,587
Issuance of restricted stock	125,000	125	(125)	—	—	—	—
Treasury stock purchased	—	—	—	—	(375,000)	(31,877)	(31,877)
Net loss	—	—	—	(2,792,199)	—	—	(2,792,199)

Balance - September 30, 2010 (unaudited)	70,537,712	$70,538	$24,519,815	$(15,004,159)	(375,000)	$(31,877)	$9,554,317

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended September 30,
	2010	2009

Cash flows from operating activities:

Net loss	$(2,792,199)	$(3,340,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,326	318,511
Stock-based compensation	563,464	457,916
Prepaid compensation amortization	—	938,000
Prepaid compensation reserve provision	—	289,500
Deferred rent	(29,894)	23,883
Amortization of intangible asset	48,181	—
Changes in:
Receivable from clearing brokers	367,360	(205,311)
Securities owned	1,448,945	653,390
Income taxes receivable	151,237	(22,000)
Prepaid expenses and other assets	8,152	47,308
Securities sold, but not yet purchased	(579,555)	(229,515)
Payable to clearing brokers	—	(48,833)
Commissions payable	13,618	(83,227)
Income taxes payable	—	(57,027)
Accounts payable, accrued expenses and other liabilities	312,097	633,723

Net cash used in operating activities	(398,268)	(624,422)

Cash flows from investing activities:
Purchases of property and equipment	(94,495)	(146,470)
Cash subject to restrictions	(40,756)	(130,985)

Net cash used in investing activities	(135,251)	(277,455)

Cash flows from financing activities:
Purchase of treasury stock	(31,877)	—

Net cash used in investing activities	(31,877)	—

Net decrease in cash and cash equivalents	(565,396)	(901,877)
Cash and cash equivalents - beginning of period	7,775,947	6,694,914

Cash and cash equivalents - end of period	$7,210,551	$5,793,037

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$4,782	$157,487

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Hudson Holding Corporation (“Holding”) as of September 30, 2010 and the condensed consolidated results of its operations and cash flows for the three and six months ended September 30, 2010 and 2009. The results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of the operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended March 31, 2010 included in Holding’s Annual Report on Form 10-K.

The condensed consolidated financial statements include the accounts of Holding and its wholly-owned subsidiaries, Hudson Securities, Inc. (“Hudson”), Hudson Technologies, Inc. (“Technologies”) and Spark Capital Management, LLC (“Spark”) (collectively the “Company”). Holding was formed in 2005, is currently incorporated in the State of Delaware, and is a holding company. Hudson was formed in 1984, is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”). The Company’s operations include institutional sales and market making of equity securities, plus investment banking and research. Hudson is an introducing broker and clears all transactions through clearing organizations on a fully disclosed basis. Accordingly, Hudson is exempt from rule 15c3-3 of the Securities Exchange Act of 1934. On May 22, 2006, Technologies was formed as a Delaware Corporation for the purpose of providing software development and technology services for the Company. On March 8, 2007, Spark was formed as a Delaware limited liability company and is the investment manager of the Spark Fund, a hedge fund.

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

Investment banking fees are recognized in the condensed consolidated statements of operations when the services related to the underlying transaction are completed under the terms of the engagement. When the Company receives warrants as a component of its compensation for investment banking services, revenue is recognized based on the fair value of those instruments. Revenue from the receipt of warrants is recognized, as of the close of the date on which it is earned, based on the estimated fair value of the securities received using the Black-Scholes option pricing model (“Black Scholes”), which takes into account the exercise price, remaining life of the warrant, the current price and expected price volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate for the remaining term of the warrant. The estimated fair value of warrants is recorded in securities owned, at fair value on the Company’s condensed consolidated statement of financial condition. When a new warrant is received, its fair value is included in investment banking revenue in the condensed consolidated statement of operations on the date on which it is earned. Subsequently, any change in fair value is recorded as sales and trading revenue. When a warrant is exercised, the fair value is adjusted to reflect the value of the securities purchased, net of the exercise price, and the adjustment amount is recorded as income or loss for the relevant period. If a warrant expires unexercised, the fair value is adjusted to zero and the decrease is recorded as a loss in the relevant period. Management cannot assure that it ultimately will be able to liquidate any of the Company’s warrants in a way that will realize the value attributed to the warrants in the financial statements through the application of Black-Scholes.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

[5] Loss per share:

Basic loss per share (“EPS”) has been calculated by dividing net loss by the weighted average shares of common stock outstanding during the year exclusive of shares subject to a contingency provision. Diluted EPS reflects the change in EPS, using the treasury stock method to reflect the impact of common share equivalents as if dilutive securities, such as unvested restricted stock, stock options or warrants were exercised or converted into common stock.

At September 30, 2010 and 2009, 5,627,503 and 5,461,253 shares of unvested restricted stock 300,000 and 0 shares of escrowed common stock, outstanding stock options to purchase 9,141,666 and 6,290,000 shares of common stock and warrants to purchase 9,362,184 and 11,122,774 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.

[6] Reclassifications:

Certain fiscal 2010 amounts have been reclassified for comparative purposes to conform to the fiscal 2011 presentation. These reclassifications have no impact on previously reported earnings.

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

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of September 30, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE C - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at September 30, 2010 and March 31, 2010 consisted of the following:

	As of September 30, 2010		As of March 31, 2010
	Securities Owned	Securities Sold Not Yet Purchased	Securities Owned	Securities Sold Not Yet Purchased

Equities	$2,313,441	$1,332,498	$4,282,777	$1,912,053
Municipal bonds	122,089	—	—	—
Mutual funds	7,220	—	—	—
Corporate bonds	322	—	—	—
Warrants	390,760	—	—	—

	$2,833,832	$1,332,498	$4,282,777	$1,912,053

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

Level 3 — Valued based on valuation techniques in which one or more significant inputs is not readily observable. Included in this category are warrants, certain corporate debt instruments, certain private equity investments, and certain limited partnership interests that are not traded or not have ready a available market.

As of September 30, 2010:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Equities	$2,219,784	$93,657	$—	$2,313,441
Municipal bonds	—	122,089	—	122,089
Mutual funds	7,220	—	—	7,220
Corporate bonds	—	322	—	322
Warrants	—	—	390,760	390,760

Total	$2,227,004	$216,068	$390,760	$2,833,832

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Equities	$1,332,498	$—	$—	$1,332,498

Total	$1,332,498	$—	$—	$1,332,498

The following is a summary of changes in fair value of the Company’s securities that have been classified as Level 3 for the three and six months ended September 30, 2010:

	Warrants
	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010

Balance, Beginning of Period	$—	$—

Purchases/issuances [1]	707,149	707,149
Sales/settlements [2]	(253,007)	(253,007)
Realized and unrealized gains (losses) [3]	(63,382)	(63,382)

Balance, End of Period	$390,760	$390,760

Unrealized gains/losses relating to warrants held at September 30, 2010	$(63,382)	$(63,382)

[1] - Included in investment banking revenue in the condensed consolidated statement of operations.

[2] - Included in employee compensation and benefits expense in the condensed consolidated statement of operations.

[3] - Included in sales and trading revenue in the condensed consolidated statement of operations

NOTE D - STOCKHOLDERS’ EQUITY

[1] Stock option grants:

During the six months ended September 30, 2010, the Company granted options to purchase an aggregate of 1,480,000 shares of common stock at exercise prices of $0.50 to new employees, pursuant to the 2007 Plan. The options expire after three and a half years. The $163,800 grant date fair value will be amortized over the three year vesting period.

The Company recognized approximately $97,000 and $221,000 of compensation expense during the three and six months ended September 30, 2010 and $92,000 and $139,000 during the three and six months ended September 30, 2009, respectively, related to employee stock option grants, which is reflected as employee compensation and benefits in the consolidated statements of operations. As of September 30, 2010, there was approximately $945,000 of unrecognized employee stock-based compensation expense related to stock option grants that will be amortized over a weighted average period of 2.2 years.

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

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
Risk free interest rate	0.81%	n/a	1.14%	1.74%
Expected term (years)	2.75	n/a	2.75	3.64
Expected volatility	158%	n/a	158%	140%
Expected dividends	—	n/a	—	—

The weighted average estimated fair value of the stock options granted during the three and six months ended September 30, 2010 was $0.08 and $0.11 per share, respectively, and was $0.29 per share during the six months ended September 30, 2009. No options were granted during the three months ended September 30, 2009.

A summary of the status of the options issued under the Plans during the six months ended September 30, 2010, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Balance, March 31, 2010	9,345,000	$0.62
Granted	1,480,000	0.50
Exercised	—	—
Expired	(1,000,000)	0.97
Forfeited	(683,334)	0.62

Balance, September 30, 2010	9,141,666	$0.56	2.3	$—

Exercisable, September 30, 2010	2,823,329	$0.70	1.3	$—

NOTE D - STOCKHOLDERS’ EQUITY, continued

[1] Stock option grants, continued:

The following table presents information related to stock options at September 30, 2010:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.35	70,000	0.4	70,000
0.40	75,000	1.8	75,000
0.49	280,000	0.5	280,000
0.50	7,296,666	2.3	1,108,332
0.60	100,000	1.1	66,666
0.75	290,000	1.1	193,331
1.00	1,000,000	0.7	1,000,000
1.15	30,000	0.9	30,000

	9,141,666	1.3	2,823,329

[2] Stock grants:

During the six months ended September 30, 2010, the Company granted an aggregate of 1,275,000 shares of restricted stock to new employees, pursuant to the 2007 Plan, at a market values ranging from $0.09 to $0.23 per share. Accordingly, the $233,750 grant date fair value is being amortized over the three year vesting period.

The Company recognized approximately $165,000 and $306,000 of compensation expense during the three and six months ended September 30, 2010 and $171,000 and $321,000 during the three and six months ended September 30, 2009, respectively, related to employee stock grants, which is reflected as a component of employee compensation and benefits in the consolidated statements of operations. As of September 30, 2010, there was approximately $1,109,000 of unrecognized employee stock-based compensation expense related to stock grants that will be amortized over a weighted average period of 1.7 years.

On July 7, 2010, the Company granted and issued an aggregate of 482,759 shares of immediately vested restricted stock to its non-employee directors, pursuant to the 2007 Plan, at a market value of $0.14 per share. Accordingly, the $67,587 grant date fair value was immediately recognized as professional fees expense in the consolidated statements of operations.

A summary of restricted stock activity for the six months ended September 30, 2010, is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value

Non-vested, March 31, 2010	4,352,503	$0.31	$1,340,327
Granted	1,757,759	0.17	301,336
Vested	(482,759)	0.14	(67,587)
Forfeited	—	—	—

Non-vested, September 30, 2010	5,627,503	$0.28	$1,574,076

[3] Treasury stock and stock repurchase program:

On November 19, 2008, the Company’s Board authorized the repurchase of up to $1,000,000 of the Company’s common stock, at the discretion of the Company’s management. During the three and six months ended September 30, 2010, the Company repurchased 375,000 shares of common stock at a cost of approximately $32,000.

NOTE E - REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be customers or employees who account for 10% or more of the total revenues generated by the Company during the period. The Company has made a concerted effort to diversify its’ revenue stream, and as a result, there were no such concentrations during the three and six months ended September 30, 2010. The Company had one such employee who accounted for 12% of total revenues during the three months ended September 30, 2009, and one employee who accounted for 22% of total revenues, which included revenues from a single customer that accounted for 12% of total revenues for the six months ended September 30, 2009.

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

At September 30, 2010, the Company under the alternative standard method had net capital of approximately $5,775,000, which was approximately $4,775,000 in excess of its required net capital of $1,000,000.

NOTE G - COMMITMENTS AND CONTINGENCIES

[1] Leases:

As of September 30, 2010, the Company had a deferred lease liability of approximately $221,000 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments and is included in accounts payable, accrued expenses and other liabilities on the statement of financial condition.

Rent expense, net of sublease income, was approximately $402,000 and $802,000 for the three and six months ended September 30, 2010 and $437,000 and $859,000 for the three and six months ended September 30, 2009, respectively.

[2] Employment agreements:

During the quarter, Hudson entered into employment agreements with certain individuals for one year terms, renewable for an additional year. In exchange for their services, the agreements specify that compensation is to be paid in the form of commissions (and in some cases draws against those commissions), stock compensation (see Note D[2]) and forgivable loans. Hudson has agreed to fund up to $550,000 in aggregate, of loans over the first year of employment, in some cases pending the fulfillment of certain defined revenue goals. The promissory notes will bear interest at the rate of 2% and portions of the principal and interest are scheduled to be forgiven on specified anniversaries of employment. The loans will be amortized as employee compensation and benefits in the condensed consolidated statement of operations over the related forgiveness period.

[3] Litigation:

From time to time, Hudson is named as a defendant in various routine actions that are incidental to its activities as a broker-dealer, including civil actions, arbitrations, plus proceedings and investigation by self-regulatory organizations. As of the date this report was issued, there were no such actions against the Company.

NOTE H - SUBSEQUENT EVENTS

As of the report date, the Company repurchased an additional 78,500 shares of common stock at a cost of approximately $6,000.

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

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

We had overall revenues consisting of sales and trading revenues, commission and fee revenues, both primarily from activity on behalf of customers, banking revenues plus net interest and other income of $8,877,981 for the three months ended September 30, 2010 as compared to $9,359,362 for the three months ended September 30, 2009 a decrease of $481,381 or 5%. The decrease was primarily due to a decrease in sales and trading revenues along with commission and fee revenues offset by an increase in banking revenues. Sales and trading revenues were $2,500,314 compared to $4,751,679 during the same period in the prior year, a decrease of $2,251,365 or 47%, primarily due to an overall decrease in trading activity which is in line with overall market volume and activity. Commission and fee revenues were $3,957,604 compared to $4,352,675 during the same period last year, a decrease of $395,071 or 9%, principally due to decreased volume. Banking revenues were $2,228,698 compared to $50,419 during the same period in the prior year, an increase of $2,178,279 or 4,320% as a result of developing this business line. Interest and other income were $191,365 compared to $204,589 during the comparable period last year, a decrease of $13,224 or 6%.

Our cost structure consists of employee compensation and benefits (including salaries, commissions, bonuses, stock-based compensation, payroll taxes, and medical insurance), execution and clearing charges, technology (quote, trading, order management and telecommunication services), occupancy (rent, electricity, maintenance and real estate taxes) professional fees (attorneys and auditors), business development (travel, entertainment and advertising) and other operating costs. From a compensation perspective, approximately 45% of our employees are salaried, while most of our traders and salespersons receive revenue-based commission payments.

Execution and clearance charges were $795,652 (9% of revenues) in the three months ended September 30, 2010 as compared to $1,616,168 (17% of revenues) in the three months ended September 30, 2009, a decrease of $820,516 or 51% which correlates with the decrease in sales and trading and commissions and fee revenues. Technology costs were $1,200,037 in the quarter ending September 30, 2010 compared to $1,519,006 in the same quarter last year, a decrease of $318,969 or 21%, primarily due to a reduction in our order management system costs. Occupancy costs were $461,190 in the quarter ending September 30, 2010 compared to $509,637 in the same quarter last year, a decrease of $48,447 or 10%, primarily due to the consolidation of office space.

Employee compensation and benefits were $6,379,419 compared to $6,426,868 in the comparable quarter in the prior year, a decrease of $47,449 or 0.7%, primarily due to a decrease in severance cost offset by an increase in bonuses relating to increased banking revenues, and salaries as a result of new hires. Professional fees were $393,162 compared to $330,851 in the comparable quarter in the prior year, an increase of $62,311 or 19%, primarily due to an increase in outside consulting fees associated with creating a robust and scalable infrastructure. Business development expenses were $206,554 in the quarter ending September 30, 2010 compared to $185,640 in the prior period quarter, an increase of $20,914 or 11% as a result of an effort of attracting new customers. Other expenses were $593,446 in the quarter ending September 30, 2010 compared to $981,776 in the prior period quarter, a decrease of $388,330 or 40%, primarily due to decreased client service costs associated with our soft dollar business.

The pre-tax loss was $1,151,479 for the three months ended September 30, 2010 compared to a pre-tax loss of $2,210,584 for the three months ended September 30, 2009, a net decrease of $1,059,104. The pre-tax loss decrease was primarily due to an increase in investment banking revenue.

Six months ended September 30, 2010 compared to six months ended September 30, 2009

We had overall revenues consisting of sales and trading revenues, commission and fee revenues, both primarily from activity on behalf of customers, banking revenues plus net interest and other income of $17,405,666 for the six months ended September 30, 2010 as compared to $20,939,640 for the six months ended September 30, 2009 a decrease of $3,533,974 or 17%. The decrease was primarily due to a decrease in sales and trading revenues along with commission and fee revenues offset by an increase in banking revenues. Sales and trading revenues were $6,125,215 compared to $10,661,059 during the same period in the prior year, a decrease of $4,535,844 or 43%, primarily due to an overall decrease in trading activity which is in line with overall market volume and activity. Commission and fee revenues were $8,592,018 compared to $9,731,218 during the same period last year, a decrease of $1,139,200 or 12%, principally due to decreased volume. Banking revenues were $2,353,098 compared to $135,585 during the same period in the prior year, an increase of $2,217,513 or 1,636% as a result of developing this business line. Interest and other income were $335,335 compared to $411,778 during the comparable period last year, a decrease of $76,443, or 19%.

Execution and clearance charges were $1,823,331 (10% of revenues) in the six months ended September 30, 2010 as compared to $3,866,716 (18% of revenues) in the six months ended September 30, 2009, a decrease of $2,043,385 or 53%, which correlates with the decrease in sales and trading, and commissions and fees revenues. Technology costs were $2,553,452 in the quarter ending September 30, 2010 compared to $3,132,963 in the same quarter last year, a decrease of $579,511 or 19%, primarily due to a reduction in our order management system costs. Occupancy costs were $928,204 in the quarter ending September 30, 2010 compared to $1,001,715 in the same quarter last year, a decrease of $73,511 or 7%, primarily due to the consolidation of office space.

Employee compensation and benefits were $12,169,293 compared to $13,349,179 in the comparable quarter in the prior year, a decrease of $1,179,886 or 9%, primarily due to a decrease in commissions paid as a result of lower revenues, severance and forgivable loans, offset by an increase in bonuses relating to increased banking revenues, and salaries as a result of new hires. Professional fees were $686,521 compared to $842,470 in the comparable quarter in the prior year, a decrease of $155,949 or 19%, primarily due to a decrease in directors’ compensation. Business development expenses were $415,650 in the quarter ending September 30, 2010 compared to $346,451 in the prior period quarter, an increase of $69,199 or 20% as a result of an effort of attracting new customers. Other expenses were $1,621,414 in the quarter ending September 30, 2010 compared to $1,662,426 in the prior period quarter, a decrease of $41,012 or 2%, primarily due to decreased client service costs associated with our soft dollar business.

The pre-tax loss was $2,792,199 for the six months ended September 30, 2010 compared to a pre-tax loss of $3,262,280 for the six months ended September 30, 2009, a decrease of $470,081. The pre-tax loss decrease was primarily due to an increase in investment banking revenue.

Liquidity and Capital Resources

Consolidated Balance Sheet Data:	As of September 30, 2010	As of March 31, 2010
	(unaudited)

Working capital	$7,596,256	$9,842,081

Total assets	$14,479,131	$17,023,478

Total liabilities	$4,924,814	$5,208,550

Stockholders’ equity	$9,554,317	$11,814,928

Working Capital

Our working capital (current assets less current liabilities) decreased to $7.6 million at September 30, 2010 from $9.8 million at March 31, 2010, primarily as a result of operating losses. Current assets include cash, receivable from clearing brokers (cash on deposit with our clearing brokers), marketable securities, income taxes receivable and other assets (except for long-term security deposits). All liabilities, except approximately $0.2 million of long-term deferred rent, are current liabilities.

We currently do not have any outstanding bank borrowings or long-term debt.

Our requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, recruiting incentives, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. As of September 30, 2010, the Company had total net capital of approximately $5,775,000, which is approximately $4,775,000 in excess of the Company’s minimum net capital requirement of $1,000,000. See Note F to the consolidated financial statements for additional details related to regulatory net capital requirements. We expect that any significant expansion or acquisition opportunities will require additional subordinated debt or common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that we will be successful in attracting such funding.

During the quarter, Hudson committed to fund up to $550,000 of employee forgivable loans over the first year of employment, in some cases pending the fulfillment of certain specified revenue goals.

Our cash position decreased by $565,396 to $7,210,551 during the six months ended September 30, 2010, an improvement over the $901,877 decrease to $5,793,037 during the six months ended September 30, 2009.

Operating Activities

Net cash used in operating activities was $398,268 during the six months ended September 30, 2010, primarily as a result of a $2,792,199 net loss offset by a $1,448,945 decrease in securities owned and a $367,360 decrease in receivable from clearing brokers. Net cash used in operating activities was $624,422 during the six months ended September 30, 2009, primarily as a result of a $3,340,740 net loss offset by a $1,227,500 prepaid compensation non-cash charge and a $653,390 decrease in securities owned.

Investing Activities

Net cash used in investing activities was $135,251 during the six months ended September 30, 2010, primarily due to the purchase of additional equipment, and the depositing of additional funds with a financial institution in order to collateralize a letter of credit. Net cash used in investing activities was $277,455 during the six months ended September 30, 2009, primarily due to the ongoing development of capitalized software, plus, for the current period, the depositing of funds with a financial institution in order to collateralize a letter of credit.

Financing Activities

Net cash used in financing activities was $31,877 during the six months ended September 30, 2010, as a result of repurchasing 375,000 shares of the Company’s stock.

Off Balance Sheet Arrangements

The Company currently has irrevocable standby letters of credit in aggregate of $392,650, which serve as security deposits on our New York City, Chicago, IL and Jersey City, NJ office leases. The Company is obligated to maintain the letters of credit for periods ranging from thirty to sixty days after the expiration of the leases. The Company deposited an aggregate of $392,650 with the financial institutions in the form of automatically renewable time deposits ranging from twelve to fourteen months in duration, in order to collateralize the letters of credit.

As of September 30, 2010, we had no other off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the three months ended September 30, 2010.

The Company repurchased shares of its common stock during the three months ended September 30, 2010, as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar amount that may yet be purchased under the plans or programs
July 1, 2010 - July 31, 2010	—	$—	—	$1,000,000
August 1, 2010 - August 31, 2010	—	—	—	1,000,000
September 1, 2010 - September 31, 2010	375,000	0.085	375,000	968,125

Total	375,000	$0.085	375,000	$968,125

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements*

32.2	Certification by the Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements*

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the exhibits included with our Annual Report on Form 10-K filed with the SEC on June 29, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON HOLDING CORPORATION

Dated: November 9, 2010	By:	/s/ Anthony M. Sanfilippo
Name: Anthony M. Sanfilippo
Title: Chief Executive Officer

Dated: November 9, 2010	By:	/s/ Keith R. Knox
Name: Keith R. Knox
Title: President, Secretary and Principal Accounting Officer