Form 10-Q
period 2010-12-31
HUDSON HOLDING CORP
filed 2011-02-22
CIK 804157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

As of February 18, 2011, there were 76,965,367 shares of the issuer’s common stock outstanding.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31, 2010	As of March 31. 2010
	(unaudited)
ASSETS
Cash and cash equivalents	$3,373,179	$7,775,947
Cash - restricted	393,153	378,720
Accounts receivable, net	771,521	406,062
Receivable from clearing brokers	1,350,000	1,717,360
Securities owned, at fair value	4,537,007	4,282,777
Income taxes receivable	111,568	253,240
Furniture, equipment, capitalized software and leasehold improvements, net	209,670	245,415
Other assets	424,343	563,690
Prepaid compensation	190,629	—
Goodwill	—	1,111,179
Other intangible assets, net	—	289,088

	$11,361,070	$17,023,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Securities sold, but not yet purchased, at fair value	$1,643,828	$1,912,053
Commissions payable	1,252,240	885,012
Accrued expenses and other liabilities	2,469,009	2,411,485

Total liabilities	5,365,077	5,208,550

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 200,000,000 shares authorized; 72,281,880 and 69,929,953 shares issued and outstanding at December 31, and March 31, 2010	72,282	69,930
Additional paid-in capital	24,877,219	23,956,958
Accumulated deficit	(18,915,470)	(12,211,960)
Treasury stock, at cost, 453,500 shares at December 31, 2010; none at March 31, 2010	(38,038)	—

Total stockholders’ equity	5,995,993	11,814,928

	$11,361,070	$17,023,478

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenues:
Sales and trading	$2,131,453	$5,926,885	$8,256,668	$16,587,944
Commissions and fees	4,366,706	3,934,397	12,958,724	14,067,925
Investment banking revenue	980,577	—	3,333,675	—
Net interest and other income	319,353	150,097	654,688	504,450

	7,798,089	10,011,379	25,203,755	31,160,319

Expenses:
Employee compensation and benefits	5,921,958	6,293,555	18,091,251	19,624,578
Execution and clearing charges	1,146,823	1,197,528	2,970,154	4,712,314
Technology	1,188,752	1,593,964	3,742,204	4,893,552
Occupancy	414,032	580,910	1,342,236	1,623,267
Professional fees	826,306	273,789	1,512,827	1,147,746
Business development	215,206	185,944	630,856	532,396
Impairment loss on intangible assets	1,327,995	—	1,327,995	—
Other	668,328	866,718	2,289,742	2,869,775

	11,709,400	10,992,408	31,907,265	35,403,628

Loss before income tax expense	(3,911,311)	(981,029)	(6,703,510)	(4,243,309)
Income tax expense	—	143,682	—	222,142

Net loss	$(3,911,311)	$(1,124,711)	$(6,703,510)	$(4,465,451)

Loss per share – basic and diluted	$(0.05)	$(0.02)	$(0.10)	$(0.09)

Weighted average number of shares outstanding - basic and diluted	71,189,154	57,945,488	70,345,339	51,190,491

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount

Balance - March 31, 2010	69,929,953	$69,930	$23,956,958	$(12,211,960)	—	$—	$11,814,928

Amortization of option grants - employees	—	—	341,377	—	—	—	341,377

Amortization of option grants - consultants	—	—	(1,068)	—	—	—	(1,068)

Amortization of restricted stock grants - employees	—	—	514,717	—	—	—	514,717

Issuance of restricted stock - directors	482,759	483	67,104	—	—	—	67,587

Issuance of restricted stock	1,869,168	1,869	(1,869)	—	—	—	—

Treasury stock purchased	—	—	—	—	(453,500)	(38,038)	(38,038)

Net loss	—	—	—	(6,703,510)	—	—	(6,703,510)

Balance - December 31, 2010 (unaudited)	72,281,880	$72,282	$24,877,219	$(18,915,470)	(453,500)	$(38,038)	$5,995,993

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended December 31,
	2010	2009

Cash flows from operating activities:

Net loss	$(6,703,510)	$(4,465,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132,547	486,119
Stock-based compensation	922,613	1,070,288
Prepaid compensation amortization	34,371	1,323,667
Prepaid compensation reserve provision	—	289,500
Deferred rent	(44,841)	6,710
Deferred taxes	—	519,000
Amortization of intangible asset	72,272	—
Impairment loss on intangible assets	1,327,995	—
Changes in:
Accounts receivable	(365,459)	(308,384)
Receivable from clearing brokers	367,360	(470,883)
Securities owned	(254,230)	(1,079,839)
Income taxes receivable	141,672	(326,585)
Prepaid expenses and other assets	(85,653)	52,029
Securities sold, but not yet purchased	(268,225)	75,010
Payable to clearing brokers	—	(48,833)
Commissions payable	367,228	(156,500)
Income taxes payable	—	(60,827)
Accounts payable, accrued expenses and other liabilities	102,366	103,552

Net cash used in operating activities	(4,253,494)	(2,991,427)

Cash flows from investing activities:
Purchases of property and equipment	(96,803)	(199,251)
Cash subject to restrictions	(14,433)	(125,777)

Net cash used in investing activities	(111,236)	(325,028)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	—	4,818,768
Purchase of treasury stock	(38,038)	—

Net cash (used in) provided by financing activities	(38,038)	4,818,768

Net (decrease) increase in cash and cash equivalents	(4,402,768)	1,502,313
Cash and cash equivalents - beginning of period	7,775,947	6,694,914

Cash and cash equivalents - end of period	$3,373,179	$8,197,227

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$8,942	$165,630

Non-cash operating activities:
Prepaid compensation contractually forgiven	$—	$1,000,000

See notes to these condensed consolidated financial statements.

HUDSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of Hudson Holding Corporation (“Holding”) as of December 31, 2010 and the condensed consolidated results of its operations and cash flows for the three and nine months ended December 31, 2010 and 2009. The results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of the operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended March 31, 2010 included in Holding’s Annual Report on Form 10-K.

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

NOTE B - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, recruiting incentives, the enhancement of our technology, software development, and by potential future expansion into related activities and possible acquisition opportunities. As of December 31, 2010, the Company had an accumulated deficit of $18,915,470, which included a net loss of $6,703,510 for the nine months ended December 31, 2010 and net losses of $8,007,334 and $3,611,999 during the fiscal years ended March 31, 2010 and 2009. In addition, cash used in operating activities was $4,253,494 for the nine months ended December 31, 2010 and $3,087,613 and $2,671,478 for the fiscal years ended March 31, 2010 and 2009. As of December 31, 2010, the Company had total net capital of approximately $3,148,000, which is approximately $2,148,000 in excess of the Company’s minimum net capital requirement of $1,000,000. See Note H to the financial statements for additional details related to regulatory net capital requirements.

On January 4, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rodman & Renshaw Capital Group, Inc., a Delaware corporation (“Rodman”), pursuant to which Rodman has agreed to aquire all of the outstanding shares of Holding common stock in a stock-for-stock merger (the “Merger”). The Merger is expected to result in a combined entity with substantially improved capital resources. Consummation of the Merger is subject to various conditions, including: (i) adoption of the Merger Agreement by Holding’s stockholders in accordance with Delaware law; (ii) the absence of any applicable law that prohibits, makes illegal or enjoins the consummation of the Merger; (iii) the joint Registration Statement and Proxy Statement on Form S-4 being declared effective by the U.S. Securities and Exchange Commission (the “SEC”); and (iv) FINRA approval of the transaction. Rodman or the Company are permitted to terminate the Merger Agreement if the Merger is not consummated on or before June 30, 2011. The Company can provide no assurance that it will successfully consummate the Merger.

If the Merger is not consummated, the Company would pursue additional funding in the near term in order to fulfill working capital and regulatory net capital requirements associated with current operations. Historically, the Company has relied on common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that the Company will be successful in attracting such funding on satisfactory terms, if at all.

If the Company is unable to supplement its current capital resources, in order to conserve cash and attempt to maintain adequate regulatory capital, the Company would pursue some combination of: (a) other strategic partnerships; (b) asset sales; (c) a scaling back of the Company’s business operations (including reducing business lines, branch offices, employees and other overhead); and (d) an extension of its payables.

NOTE B - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS, continued

Based on the Company’s internal forecasts and assumptions regarding its short term cash requirements, in the event the Merger is not consummated and the Company is unable to locate additional funding on acceptable terms, the Company believes that it may not have sufficient working capital or regulatory capital to support its current operating plans through December 31, 2011. This raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

At December 31, 2010 and 2009, 3,810,000 and 6,283,753 shares of unvested restricted stock, 300,000 and 0 shares of escrowed common stock, outstanding stock options to purchase 9,100,000 and 9,276,666 shares of common stock and warrants to purchase 9,362,184 and 9,362,184 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their impact would have been anti-dilutive.

[6] Reclassifications:

Certain fiscal 2010 amounts have been reclassified for comparative purposes to conform to the fiscal 2011 presentation. These reclassifications have no impact on previously reported earnings.

[7] Subsequent events:

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the consolidated interim financial statements.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2010 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2010 or 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE D - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

Securities owned and securities sold, but not yet purchased, at December 31, 2010 and March 31, 2010 consisted of the following:

	As of December 31, 2010		As of March 31, 2010
	Securities Owned	Securities Sold Not Yet Purchased	Securities Owned	Securities Sold Not Yet Purchased

Equities	$3,102,875	$1,643,828	$4,282,777	$1,912,053
Equities - not readily marketable, at estimated fair value	85,535	—	—	—
Municipal bonds	945,177	—	—	—
Warrants - not readily marketable, at estimated fair value	403,420	—	—	—

	$4,537,007	$1,643,828	$4,282,777	$1,912,053

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

Level 3 — Valued based on valuation techniques in which one or more significant inputs is not readily observable. Included in this category are warrants, certain corporate debt instruments, certain private equity investments, and certain limited partnership interests that are not traded nor have a ready available market.

As of December 31, 2010:

Securities owned, at fair value	Level 1	Level 2	Level 3	Total
Equities	$3,102,875	$85,535	$—	$3,188,410
Municipal bonds	945,177	—	—	945,177
Warrants	—	—	403,420	403,420

Total	$4,048,052	$85,535	$403,420	$4,537,007

Securities sold, but not yet purchased, at fair value	Level 1	Level 2	Level 3	Total
Equities	$1,643,828	$—	$—	$1,643,828
Municipal bonds	—	—	—	—
Warrants	—	—	—	—

Total	$1,643,828	$—	$—	$1,643,828

The following is a summary of changes in fair value of the Company’s securities that have been classified as Level 3 for the three and nine months ended December 31, 2010:

	Warrants
	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2010

Balance, Beginning of Period	$390,760	$—

Purchases/issuances	44,016	751,165
Sales/distributions/settlements	(19,059)	(272,066)
Realized and unrealized losses [1]	(12,297)	(75,679)

Balance, End of Period	$403,420	$403,420

Unrealized gains/losses relating to warrants still held at December 31, 2010	$(12,297)	$(75,679)

[1] - Included in sales and trading revenue in the condensed consolidated statement of operations

NOTE E - STOCKHOLDERS’ EQUITY

[1] Stock option grants:

During the nine months ended December 31, 2010, the Company granted options to purchase an aggregate of 1,480,000 shares of common stock at exercise prices of $0.50 to new employees, pursuant to the 2007 Plan. The options expire after three and a half years. The approximately $164,000 grant date fair value will be amortized over the three year vesting period.

The Company recognized approximately $120,000 and $341,000 of compensation expense during the three and nine months ended December 31, 2010, respectively, and $247,000 and $386,000 during the three and nine months ended December 31, 2009, respectively, related to employee stock option grants, which is reflected as employee compensation and benefits in the consolidated statements of operations. As of December 31, 2010, there was approximately $825,000 of unrecognized employee stock-based compensation expense related to stock option grants that were scheduled to be amortized over a weighted average period of 2.0 years. On January 4, 2011, all non-exercisable options became exercisable. See Note J[3].

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

In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
Risk free interest rate	n/a	1.21%	1.14%	1.42%
Expected term (years)	n/a	2.55	2.75	2.97
Expected volatility	n/a	140%	158%	140%
Expected dividends	n/a	—	—	—

The weighted average estimated fair value of the stock options granted during the nine months ended December 31, 2010 was $0.11 per share, and was $0.21 and $0.24 per share during the three and nine months ended December 31, 2009. No options were granted during the three months ended December 31, 2010.

A summary of the status of the options issued under the Plans during the nine months ended December 31, 2010, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Intrinsic Value
Balance, March 31, 2010	9,345,000	$0.62
Granted	1,480,000	0.50
Exercised	—	—
Expired	(1,000,000)	0.97
Forfeited	(725,000)	0.62

Balance, December 31, 2010	9,100,000	$0.56	2.1	$—

Exercisable, December 31, 2010	3,764,996	$0.65	1.4	$—

NOTE E - STOCKHOLDERS’ EQUITY, continued

[1] Stock option grants, continued:

The following table presents information related to stock options at December 31, 2010:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.35	70,000	0.2	70,000
0.40	75,000	1.5	75,000
0.49	280,000	0.2	280,000
0.50	7,255,000	2.1	2,049,999
0.60	100,000	0.8	66,666
0.75	290,000	0.9	193,331
1.00	1,000,000	0.4	1,000,000
1.15	30,000	0.6	30,000

	9,100,000	1.4	3,764,996

On January 4, 2011, all non-exercisable options became exercisable. See Note J[3].

[2] Stock grants:

During the nine months ended December 31, 2010, the Company granted an aggregate of 1,275,000 shares of restricted stock to new employees, pursuant to the 2007 Plan, at market values ranging from $0.09 to $0.23 per share. Accordingly, the approximately $234,000 grant date fair value is being amortized over the three year vesting period.

The Company recognized approximately $209,000 and $515,000 of compensation expense during the three and nine months ended December 31, 2010 and $360,000 and $681,000 during the three and nine months ended December 31, 2009, respectively, related to employee stock grants, which is reflected as a component of employee compensation and benefits in the consolidated statements of operations. As of December 31, 2010, there was approximately $901,000 of unrecognized employee stock-based compensation expense related to stock grants that will be amortized over a weighted average period of 1.6 years.

On July 7, 2010, the Company granted and issued an aggregate of 482,759 shares of immediately vested restricted stock to its non-employee directors, pursuant to the 2007 Plan, at a market value of $0.14 per share. Accordingly, the approximately $68,000 grant date fair value was immediately recognized as professional fees expense in the consolidated statements of operations.

A summary of restricted stock activity for the nine months ended December 31, 2010, is presented in the table below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value

Non-vested, March 31, 2010	4,352,503	$0.31	$1,340,327
Granted	1,757,759	0.17	301,336
Vested	(2,226,927)	0.25	(552,287)
Forfeited	(73,335)	0.33	(24,201)

Non-vested, December 31, 2010	3,810,000	$0.28	$1,065,175

On January 4, 2011, all non-vested restricted stock became vested. See Note J[4].

[3] Treasury stock and stock repurchase program:

On November 19, 2008, the Company’s Board authorized the repurchase of up to $1,000,000 of the Company’s common stock, at the discretion of the Company’s management. During the three and nine months ended December 31, 2010, the Company repurchased 78,500 and 453,500 shares of common stock at a cost of approximately $6,000 and $38,000, respectively.

NOTE F – IMPAIRMENT OF INTANGIBLE ASSETS

Hudson reviews goodwill and other intangible assets for impairment annually and also if an event occurs or circumstances change that more-likely-than-not would reduce the fair value of the reporting unit below its carrying amount. On January 4, 2011, the Company entered into a merger agreement (see Note J[1]) in a transaction that valued Holding at $7,000,000. As a result, Hudson, which is Holding’s principal asset, performed an interim impairment test of goodwill as of December 31, 2010. The analysis indicated that the fair value of the reporting unit with the goodwill was less than the carrying value and, accordingly, the Company recorded a goodwill impairment charge for the entire goodwill amount of $1,111,179.

In addition, based on current and expected cash flows related to the customer relationship intangible asset, Hudson’s management concluded that the asset was fully impaired and recorded a non-cash impairment charge of $216,816 for the quarter ended December 31, 2010.

NOTE G - REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be customers or employees who account for 10% or more of the total revenues generated by the Company during the period. The Company has made a concerted effort to diversify its revenue, and as a result, there were no such concentrations during the three and nine months ended December 31, 2010. The Company had one such active employee who accounted for 18% of total revenues during the nine months ended December 31, 2009.

NOTE H - NET CAPITAL REQUIREMENT

The Company is subject to various regulatory requirements, including the SEC Uniform Net Capital Rule (SEC rule 15c3-1), which is intended to ensure the general financial soundness and liquidity of broker-dealers by requiring the maintenance of minimum levels of net capital. These regulations place limitations on certain transactions, such as repaying subordinated borrowings, paying cash dividends, and making loans to its parent, affiliates or employees. Broker-dealers are prohibited from such transactions which would result in a reduction of its total net capital to less than 120% of its required minimum net capital. Moreover, broker-dealers are required to notify the SEC before entering into such transactions which, if executed, would result in a reduction of 30% or more of its excess net capital (net capital less the minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer.

At December 31, 2010, the Company under the alternative standard method had net capital of approximately $3,148,000, which was approximately $2,148,000 in excess of its required net capital of $1,000,000.

NOTE I – COMMITMENTS AND CONTINGENCIES

[1] Leases:

As of December 31, 2010, the Company had a deferred lease liability of approximately $206,000 which represents the excess of rent expense recognized on a straight-line basis over the term of the leases as compared to cash rental payments and is included in accounts payable, accrued expenses and other liabilities on the statement of financial condition.

Rent expense, net of sublease income, was approximately $367,000 and $1,169,000 for the three and nine months ended December 31, 2010 and $488,000 and $1,347,000 for the three and nine months ended December 31, 2009, respectively.

[2] Employment agreements:

During the nine months ended December 31, 2010, Hudson entered into employment agreements with certain individuals for one year terms, renewable for an additional year. In exchange for their services, the agreements specify that compensation is to be paid in the form of commissions (and in some cases draws against those commissions), stock compensation (see Note E[2]) and forgivable loans. Hudson has commitments to fund up to an additional $225,000 in aggregate, of loans over the first year of employment, in some cases pending the fulfillment of certain defined revenue goals. The promissory notes will bear interest at the rate of 2% and portions of the principal and interest are scheduled to be forgiven on specified anniversaries of employment. The loans will be amortized as employee compensation and benefits in the condensed consolidated statement of operations over the related forgiveness period.

NOTE I – COMMITMENTS AND CONTINGENCIES, continued

[3] Litigation:

From time to time, Hudson is named as a defendant in various routine actions that are incidental to its activities as a broker-dealer, including civil actions, arbitrations, proceedings and investigation by self-regulatory organizations. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company’s management, the ultimate resolution of such actions against the Company will have no material adverse effect on the Company’s financial condition.

Except for certain claims as described below, the Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements. The Company is a defendant in the following litigation matters:

Strauss FINRA Arbitration Claim and Federal Action

On or about November 29, 2010, Myer Strauss (“Strauss”) commenced an arbitration proceeding against Hudson before FINRA captioned Myer R. Strauss vs. Hudson Securities, Inc., FINRA Case No. 10-05390. In his claim, Strauss initially alleged causes of action for breach of express and/or implied contract, a violation of New York Labor Law, quantum meruit and unjust enrichment or restitution. Strauss initially sought recovery in the amount of $1.2 million claiming he is entitled to double damages for a violation of N.Y. Labor Law § 191-c(3) plus a 25% penalty pursuant to N.Y. Labor Law § 198. Strauss also sought punitive damages and attorneys’ fees.

Strauss claims that the Company breached an alleged unwritten or implied contract to pay him a commission equal to 40% of the Company’s compensation in connection with an investment banking transaction.

On February 14, 2011, Hudson was served with an amended Statement of Claim. In his amended claim, Strauss alleges two new causes of action: (i) breach of implied covenant of good faith and fair dealing and (ii) common law fraud. Strauss reduced his claimed amount to $570,000, plus 25% penalty under N.Y. Labor Law § 198, punitive damages and attorneys’ fees.

On or about November 30, 2010, Strauss filed a petition in the Southern District of New York seeking an order of attachment in aid of the FINRA arbitration, Myer R. Strauss v. Hudson Securities, Inc., Case No. 10-CV-8975. Strauss alleges that given the Company’s recent financial disclosure in its public filings reflecting increased losses over the past twelve months, the Company will not have the funds available to cover a possible award granted in the FINRA arbitration. The Company moved to dismiss the petition. On February 14, 2011, the Court granted the Company’s motion to dismiss and on February 15, 2011, the federal matter was closed. The parties will proceed in FINRA arbitration. The Company intends to vigorously defend against this claim.

NOTE J - SUBSEQUENT EVENTS

[1] Merger:

(a)	Merger agreement:

On January 4, 2011, Rodman, HHC Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Rodman (“Merger Sub”), and Holding, entered into the Merger Agreement. The Merger Agreement provides that Rodman will acquire all of the outstanding shares of Holding common stock in a stock-for-stock merger using an exchange ratio of 0.0338 shares of Rodman common stock for each share of Holding common stock. The deal is valued at approximately $7.0 million, based upon a $2.69 valuation per share of Rodman’s common stock. The exchange ratio and aggregate merger consideration are subject to adjustment, up or down, based upon the net liquid assets of Holding at the effective time of the Merger. The Merger Agreement provides that at the effective time of the Merger, Holding will merge with and into Merger Sub, with Merger Sub continuing as a wholly owned subsidiary of Rodman.

At the effective time of the Merger, each outstanding Holding stock option will terminate and each outstanding Holding warrant will convert into a warrant to acquire 0.0338 shares of Rodman common stock, subject to appropriate adjustment to the exercise price.

The Merger Agreement contains customary representations, warranties and covenants, including, among other things, covenants that, subject to certain exceptions: (i) Holding will conduct its business in the ordinary course consistent with past practice until the earlier of the effective time of the Merger and termination of the Merger Agreement; (ii) Rodman and Holding will each use their reasonable best efforts to take all actions necessary, proper or advisable under applicable laws and regulations to consummate the Merger and the other transactions contemplated by the Merger Agreement; and (iii) Holding will not solicit, initiate or knowingly take any action that it knows or reasonably should know would facilitate or encourage the submission of any alternative acquisition proposal.

Consummation of the Merger is subject to various conditions, including: (i) adoption of the Merger Agreement by Holding’s stockholders in accordance with Delaware law; (ii) the absence of any applicable law that prohibits, makes illegal or enjoins the consummation of the Merger; (iii) the joint Registration Statement and Proxy Statement on Form S-4 being declared effective by the SEC; and (iv) FINRA approval of the transaction. Rodman or the Company are permitted to terminate the Merger Agreement if the Merger is not consummated on or before June 30, 2011. The Company can provide no assurance that it will successfully consummate the Merger.

The Merger Agreement contains certain termination rights for both of Rodman and Holding, including the right of Holding, under certain circumstances, to terminate the Merger Agreement in order to enter into an alternative business combination that constitutes a “Superior Proposal” (as defined in the Merger Agreement). The Merger Agreement further provides that, under specified circumstances, Holding may be required to pay Rodman a termination fee of $350,000.

(b)	Voting agreement:

As a condition to Rodman entering into the Merger Agreement, on January 4, 2011, certain stockholders of Holding who are members of Holding management, Holding directors or holders of 5% or more of the common stock of Holding entered into a voting agreement with Rodman (the “Voting Agreement”), in each case with respect to all of the shares of Holding common stock beneficially owned by such stockholders (collectively, the “Voting Agreement Shares”). The stockholders party to the Voting Agreement own approximately 50% of the voting power of shares entitled to vote on the Merger and have agreed to take the following actions, among others: (1) vote all Voting Agreement Shares in favor of the Merger; and (2) vote the Voting Agreement Shares against any action, transaction or agreement that would result in a breach in respect of any covenant, representation or warranty or any other obligation or agreement of Holding under the Merger Agreement or the Voting Agreement.

NOTE J - SUBSEQUENT EVENTS, continued

[1] Merger, continued:

(c)	Termination of registration rights:

On January 4, 2011, Holding and Seaport entered into that certain Agreement to Terminate Registration Rights Agreement (the “Agreement to Terminate”), whereby the parties agreed to terminate a certain Registration Rights Agreement, dated June 20, 2008, by and between the parties (the “2008 Registration Rights Agreement”), effective upon the effective time of the Merger. The 2008 Registration Rights Agreement provides Seaport with certain registration rights with respect to the shares underlying its warrant to purchase 4,000,000 shares of Holding common stock at an exercise price of $0.75 per share. In conjunction with the execution of the Agreement to Terminate, on January 4, 2011, Holding and Seaport also entered into that certain Amendment to Stock Purchase Warrant (the “Warrant Amendment”) to, among other things, amend the terms of the Warrant to eliminate references to the 2008 Registration Rights Agreement, effective upon the effective time of the Merger.

On January 5, 2011, Holding, Seaport, Ken Pasternak, Anthony M. Sanfilippo and Ajay Sareen entered into that certain Consent of Majority Investor Holders and Majority Management Holders to Termination of Registration Rights Agreement, dated as of January 4, 2011 (the “Consent to Terminate”). Pursuant to the terms of the Consent to Terminate, the parties agreed, among other things, to terminate that certain Registration Rights Agreement, as amended, dated October 14, 2009, by and among Holding, Seaport, Ken Pasternak, Anthony M. Sanfilippo, Ajay Sareen and certain other stockholders and investors as indicated on the signature pages thereto (the “2009 Registration Rights Agreement”), effective upon the effective time of the merger. The 2009 Registration Rights Agreement provides the parties thereto other than Holding with certain demand and incidental registration rights with respect to their holdings of Holding common stock.

[2] Litigation:

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

Except for certain claims as described below, the Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements. The Company is a defendant in the following litigation matters:

(a)	Schwartz class action:

On or about January 11, 2011, a putative shareholder class action lawsuit was filed against the Company, various directors of the Company, and Rodman in Superior Court of New Jersey, Hudson County, styled as, Ronald Schwartz v. Kenneth D. Pasternak, Keith Knox, John W. Mascone, Anthony Sanfilippo, John C. Shaw, Jr., Peter J. Zugschwert, Hudson Holding Corporation, Rodman & Renshaw Capital Group, Inc. and HHC Acquisition, Inc., Case No. C-6-11. This action was brought by Ronald Schwartz (“Schwartz”) on behalf of holders of common stock of the Company to enjoin the acquisition of the publicly owned shares of the Company’s common stock by Rodman and its wholly owned subsidiary resulting from the merger.

Schwartz (also a former Company employee) claims that defendants violated applicable law by directly breaching and/or aiding the other defendants’ breach of their fiduciary duties of loyalty, due care, independence, good faith and fair dealing by, among other things, allegedly failing to properly value the Company and to maximize the value of the Company to its public shareholders, and by approving the Merger Agreement, including the non-solicitation and termination fee provisions contained therein. The complaint seeks, among other relief, an order enjoining the defendants from consummating the Merger and directing the defendants to implement a sale or auction process, rescission of the Merger if already implemented, the imposition of a constructive trust in favor of plaintiff upon any benefits received by the defendants as a result of their alleged breaches of duty, and an award of attorneys’ fees and costs of litigation. The Company intends to vigorously defend against this claim.

(b)	OBEX matter:

On January 24, 2011, the Company was notified of a threatened litigation matter by counsel for OBEX Securities LLC (“OBEX”). OBEX is threatening to file suit against the Company in the Superior Court of New Jersey, Hudson County. OBEX has forwarded a draft complaint to the Company which alleges claims of unjust enrichment, tortious interference with contractual relations, tortious interference with prospective economic advantage and declaratory relief related to OBEX’s claim for placement agent fees in a private placement transaction. The draft complaint seeks an unspecified amount of compensatory damages, punitive damages, costs and attorneys’ fees. The Company intends to vigorously defend against this claim.

NOTE J - SUBSEQUENT EVENTS, continued

[2] Litigation, continued:

(c)	Hart and Daiker FINRA Arbitration Claim:

On February 14, 2011, Hudson received service from FINRA of an arbitration claim. On or about January 31, 2011, two former employees, Kenneth Hart and Brian Daiker, commenced an arbitration proceeding against Hudson before FINRA, captioned Kenneth Hart and Brian Daiker v. Hudson Securities, Inc., FINRA Case No. 11-00439. In their claim, Hart and Daiker allege causes of action for breach of express or implied contract, breach of implied duty of good faith and fair dealing, fraud and misrepresentation, quantum meruit, unjust enrichment and conversion. Hart and Daiker seek recovery in the sum of $228,000 in cash plus 82,286 warrants related to a financing. Claimants also seek any residual payments Hudson receives from the transaction, prejudgment and post judgment interest, attorneys’ fees, costs, expenses and exemplary damages. The Company intends to vigorously defend against this claim.

[3] Stock options:

On January 4, 2011, in connection with its approval of the Merger, the board of directors of Holding accelerated the vesting of all outstanding unvested stock option awards, such that on January 4, 2011, all options to purchase Holding common stock became immediately exercisable. As a result of such acceleration, Hudson immediately recognized the remaining non-cash stock-based compensation expense for these unvested options to purchase 5,335,004 shares of common stock for which vesting was subject only to the passage of time. Hudson estimates the non-cash compensation stock-based compensation charge to be approximately $825,000.

All outstanding options will terminate at the effective time of the Merger.

[4] Restricted stock:

On January 3, 2011, the Company granted and issued an aggregate of 873,487 shares of immediately vested restricted stock to its non-employee directors, pursuant to the 2007 Plan, at a market value of $0.10 per share, as compensation for their fiscal year-to-date service. Accordingly, the approximately $87,000 grant date fair value will be fully recognized as of the grant date.

On January 4, 2011, in connection with its approval of the Merger, the board of directors of Holding accelerated the vesting of all outstanding unvested restricted stock, such that on January 4, 2011, all unvested shares of restricted stock vested. As a result of such acceleration, Holding immediately recognized the remaining non-cash stock-based compensation expense for these 3,810,000 shares of unvested restricted stock for which vesting was subject only to the passage of time. Holding estimates the non-cash stock-based compensation charge to be approximately $900,000.

[5] Release of escrowed shares:

On January 4, 2011, in connection with its approval of the Merger, the board of directors of Holding approved the acceleration of the release of the 300,000 shares of Holding common stock that were escrowed and represented a portion of the purchase consideration for the acquisition of the Next Generation assets. On January 5, 2011, Holding issued instructions to the escrow agent to release the shares.

[6] Demand letter:

On January 7, 2011, the Company’s attorneys issued a demand letter to the landlord of its headquarters space alleging approximately $1.1 million of overcharges associated with certain operating costs during the period from July 2006 to November 2010. The Company has made no accrual in the accompanying unaudited condensed consolidated financial statements for the potential future credit back of these overcharges, pending settlement of the matter with the landlord. There can be no assurance that the Company will be successful in pursuing this claim and, if the Company is successful, some or all of the overcharges could result in credits against future rent payments, rather than an immediate return of the overpayments.

[7] Regulatory matter:

Hudson has concluded an understanding in principle with the staff of FINRA and on February 11, 2011 submitted two Letters of Acceptance, Waiver and Consent (“AWC”) consistent with that understanding for the purpose of proposing a settlement of rule violations alleged by FINRA arising from seven outstanding regulatory reviews conducted during the years 2007 through 2009. The AWCs propose that Hudson will pay an aggregate fine of $95,000, plus $3,395 in disgorgement, and would accept and consent, without admitting or denying the allegations or findings, prior to a hearing and without an adjudication of any issue of law or fact, to the entry of the findings by FINRA. The proposed fine amount is accrued in the unaudited condensed consolidated financial statements as of December 31, 2010. The AWC will not become effective unless it is accepted by FINRA. There can be no assurance that the AWC will be accepted by FINRA.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of Hudson Holding Corporation and Subsidiaries’ (the “Company”) condensed consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. These statements include, without limitation, statements concerning the proposed Merger, Hudson’s ability to close the Merger and the Merger’s expected effects. Further, when we use the words “may,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” predict,” “project” and “intend,” and similar words, we intend to identify statements and expressions that may be forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of risks, uncertainties and factors, including the inability to close the Merger in a timely manner; the inability to complete the Merger due to the failure to obtain stockholder approval and adoption of the Merger Agreement and approval of the Merger or the failure to satisfy other conditions to completion of the Merger, including required regulatory and court approvals; the failure of the Merger to close for any other reason; actions taken, or conditions imposed by, the United States or foreign governments; business conditions; growth in the overall market for the Company’s services; general economic conditions; lower than expected customer transactions; competitive factors including increased competition; changes in the mix of business; resource constraints and other statements under “Risk Factors” set forth in our Form 10-K for the year ended March 31, 2010 and other filings with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Recent Developments – Merger Transaction

On January 4, 2011, Rodman & Renshaw Capital Group, Inc., a Delaware corporation (“Rodman”), HHC Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Rodman (“Merger Sub”), and Hudson Holding Corporation, a Delaware corporation (“Holding”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that Rodman will acquire all of the outstanding shares of Holding common stock in a stock-for-stock merger (the “Merger”) using an exchange ratio of 0.0338 shares of Rodman common stock for each share of Holding common stock. The deal is valued at approximately $7.0 million, based upon a $2.69 valuation per share of Rodman’s common stock. The exchange ratio and aggregate merger consideration are subject to adjustment, up or down, based upon the net liquid assets of Holding at the effective time of the Merger. The Merger Agreement provides that at the effective time of the Merger, Holding will merge with and into Merger Sub, with Merger Sub continuing as a wholly owned subsidiary of Rodman. At the effective time of the Merger, each outstanding Holding stock option will terminate and each outstanding Holding warrant will convert into a warrant to acquire 0.0338 shares of Rodman common stock, subject to appropriate adjustment to the exercise price.

Consummation of the Merger is subject to various conditions, including: (i) adoption of the Merger Agreement by Holding’s stockholders in accordance with Delaware law; (ii) the absence of any applicable law that prohibits, makes illegal or enjoins the consummation of the Merger; (iii) the joint Registration Statement and Proxy Statement on Form S-4 being declared effective by the SEC; and (iv) Financial Industry Regulatory Authority (“FINRA”) approval of the transaction. Rodman or the Company are permitted to terminate the Merger Agreement if the Merger is not consummated on or before June 30, 2011. The Company can provide no assurance that it will successfully consummate the Merger.

Results of Operations

Three months ended December 31, 2010 compared to three months ended December 31, 2009

We had overall revenues consisting of sales and trading revenues, commission and fee revenues, both primarily from activity on behalf of customers, banking revenues plus net interest and other income of $7,798,089 for the three months ended December 31, 2010 as compared to $10,011,379 for the three months ended December 31, 2009 a decrease of $2,213,290, or 22%. The decrease was primarily due to a decrease in sales and trading revenues partially offset by an increase in banking revenues and commissions and fees revenues. Sales and trading revenues were $2,131,453 compared to $5,926,885 during the same period in the prior year, a decrease of $3,795,432, or 64%, primarily due to depressed retail market volumes associated with our broker-dealer clients. Commissions and fees revenues were $4,366,706 compared to $3,934,397 during the same period last year, an increase of $432,309, or 11%, principally due to the introduction of an institutional research product and also an increase in the number of institutional salespersons. Banking revenues were $980,577 compared to none during the same period in the prior year, as a result of developing this business line. Interest and other income were $319,353 compared to $150,097 during the comparable period last year, an increase of $169,256, or 113%, primarily due to increased research and advisory fees.

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

Execution and clearance charges were $1,146,823 (15% of revenues) in the three months ended December 31, 2010 as compared to $1,197,528 (12% of revenues) in the three months ended December 31, 2009, a decrease of $50,705, or 4%, primarily due to the overall decline in revenues with a shift in the revenue mix impacting the percentage of revenues. Technology costs were $1,188,752 in the quarter ending December 31, 2010 compared to $1,593,964 in the same quarter last year, a decrease of $405,212, or 25%, primarily due to cost reduction measures including lower order management system costs. Occupancy costs were $414,032 in the quarter ending December 31, 2010 compared to $580,910 in the same quarter last year, a decrease of $166,878, or 29%, primarily due to the consolidation of office space.

Employee compensation and benefits were $5,921,958 compared to $6,293,555 in the comparable quarter in the prior year, a decrease of $371,597, or 6%, primarily due to a decrease in commissions paid to producers on reduced revenues, reduced stock-based compensation and forgivable loan expense, partially offset by an increase in bonuses relating to increased banking revenues and salaries as a result of new hires. Professional fees were $826,306 compared to $273,789 in the comparable quarter in the prior year, an increase of $552,517, or 202%, due to an increase in outside legal and accounting costs associated with the Merger, plus an increase in the use of consultants for certain functions in lieu of an employee. Business development expenses were $215,206 in the quarter ending December 31, 2010 compared to $185,944 in the prior period quarter, an increase of $29,262, or 16% as a result of an effort to attract new customers. Other expenses were $668,328 in the quarter ending December 31, 2010 compared to $866,718 in the prior period quarter, a decrease of $198,390, or 23%, primarily due to decreased client service costs associated with our soft dollar business.

As a result of Holding’s entrance into the Merger Agreement, which attributed a value of $7,000,000 to Holding, Holding performed an interim impairment test of its goodwill as of December 31, 2010. Based upon this analysis, Holding’s management concluded on January 26, 2011 that the fair value of the reporting unit with the goodwill was less than the carrying value. In addition, based on current and expected cash flows related to the customer relationship intangible asset, Holding’s management concluded on January 31, 2011 that the asset was fully impaired. Accordingly, based on its analyses, the reporting unit recorded non-cash impairment charges associated with goodwill and other intangible assets in the amounts of $1,111,179 and $216,816, respectively, for the quarter ended December 31, 2010.

The pre-tax loss was $3,911,311 for the three months ended December 31, 2010 compared to a pre-tax loss of $981,029 for the three months ended December 31, 2009, an increase of $2,930,282. The 299% increase in the pre-tax loss was primarily due to the decrease in sales and trading revenues, plus the intangible asset impairment charges.

Nine months ended December 31, 2010 compared to nine months ended December 31, 2009

We had overall revenues consisting of sales and trading revenues, commission and fee revenues, both primarily from activity on behalf of customers, banking revenues plus net interest and other income of $25,203,755 for the nine months ended December 31, 2010 as compared to $31,160,319 for the nine months ended December 31, 2009 a decrease of $5,956,564, or 19%. The decrease was primarily due to a decrease in sales and trading revenues and commissions and fees revenues, partially offset by an increase in banking revenues. Sales and trading revenues were $8,256,668 compared to $16,587,944 during the same period in the prior year, a decrease of $8,331,276, or 50%, primarily due to depressed retail market volumes associated with our broker-dealer clients. Commissions and fees revenues were $12,958,724 compared to $14,067,925 during the same period last year, a decrease of $1,109,201, or 8%, principally due to decreased market volumes, partially offset by the impact of our new institutional research product and an increase in the number of institutional salespersons. Banking revenues were $3,333,675 compared to none during the same period in the prior year, as a result of developing this business line. Interest and other income were $654,688 compared to $504,450 during the comparable period last year, a decrease of $150,238, or 30%, primarily due to increased research and advisory fees.

Execution and clearance charges were $2,970,154 (12% of revenues) in the nine months ended December 31, 2010 as compared to $4,712,314 (15% of revenues) in the nine months ended December 31, 2009, a decrease of $1,742,160, or 37%, primarily due to the overall decline in revenues with a shift in the revenue mix impacting the percentage of revenues. Technology costs were $3,742,204 in the nine months ended December 31, 2010 compared to $4,893,552 in the same period last year, a decrease of $1,151,348, or 24%, primarily due to cost reduction measures, including lower order management system costs. Occupancy costs were $1,342,236 in the nine months ended December 31, 2010 compared to $1,623,267 in the same period last year, a decrease of $281,031, or 17%, primarily due to the consolidation of office space.

Employee compensation and benefits were $18,091,251 for the nine months ended December 31, 2010 compared to $19,624,578 in the comparable period in the prior year, a decrease of $1,533,327, or 8%, primarily due to a decrease in commissions paid as a result of lower revenues, and also a decrease in severance and forgivable loan expense, partially offset by an increase in bonuses relating to increased banking revenues and salaries as a result of new hires. Professional fees were $1,512,827 for the nine months ended December 31, 2010 compared to $1,147,746 in the comparable period in the prior year, an increase of $365,081, or 32%, due to an increase in outside legal and accounting costs associated with the Merger, plus an increase in the use of consultants for certain functions, in lieu of an employee. Business development expenses were $630,856 in the quarter ending December 31, 2010 compared to $532,396 in the prior period, an increase of $98,460, or 18% as a result of an effort of attracting new customers. Other expenses were $2,289,742 in the quarter ending December 31, 2010 compared to $2,869,775 in the prior period quarter, a decrease of $580,033, or 20% primarily due to decreased client service costs associated with our soft dollar business.

As elaborated on above in the three month discussion, Hudson recorded non-cash impairment charges associated with goodwill and other intangible assets in the amounts of $1,111,179 and $216,816, respectively, for the quarter ended December 31, 2010.

The pre-tax loss was $6,703,510 for the nine months ended December 31, 2010 compared to a pre-tax loss of $4,243,309 for the nine months ended December 31, 2009, a decrease of $2,460,201. The 58% increase in the pre-tax loss was primarily due to the decrease in sales and trading revenues, plus the intangible asset impairment charges, partially offset by increased banking revenues, reduced commission payout on the trading revenues and reduced fixed costs.

Liquidity and Capital Resources

Consolidated Balance Sheet Data:	As of December 31, 2010	As of March 31, 2010
	(unaudited)

Working capital	$4,613,259	$9,842,081

Net capital	$3,147,553	$7,801,606

Total assets	$11,361,070	$17,023,478

Total liabilities	$5,365,077	$5,208,550

Stockholders’ equity	$5,995,993	$11,814,928

Working Capital and Net Capital

Our working capital (current assets less current liabilities) decreased to $4.6 million at December 31, 2010 from $9.8 million at March 31, 2010, primarily as a result of operating losses. Current assets include cash, accounts receivable from clearing brokers, marketable securities, income taxes receivable and other assets (except for long-term security deposits). All liabilities, except approximately $0.1 million of long-term deferred rent, are current liabilities. We currently do not have any outstanding bank borrowings or long-term debt.

The Company’s requirement for funding is, and will be, driven by both working capital and regulatory net capital requirements associated with current operations, recruiting incentives, the enhancement of our technology, software development, the outcome of certain legal and regulatory matters and by potential future expansion into related activities and possible acquisition opportunities. As of December 31, 2010, the Company had an accumulated deficit of $18,915,470, which included a net loss of $6,703,510 for the nine months ended December 31, 2010 and net losses of $8,007,334 and $3,611,999 during the fiscal years ended March 31, 2010 and 2009. In addition, cash used in operating activities was $4,253,494 for the nine months ended December 31, 2010 and $3,087,613 and $2,671,478 for the fiscal years ended March 31, 2010 and 2009. As of December 31, 2010, the Company had total net capital of approximately $3,148,000, which is approximately $2,148,000 in excess of the Company’s minimum net capital requirement of $1,000,000. See Note H to the financial statements for additional details related to regulatory net capital requirements.

On January 4, 2011, we entered into the Merger Agreement with Rodman. The Merger is expected to result in a combined entity with substantially improved capital resources than the Company. Consummation of the Merger is subject to various conditions, including: (i) adoption of the Merger Agreement by Holding’s stockholders in accordance with Delaware law; (ii) the absence of any applicable law that prohibits, makes illegal or enjoins the consummation of the Merger; (iii) the joint Registration Statement and Proxy Statement on Form S-4 being declared effective by the SEC; and (iv) FINRA approval of the transaction. Rodman or the Company are permitted to terminate the Merger Agreement if the Merger is not consummated on or before June 30, 2011. The Company can provide no assurance that it will successfully consummate the Merger.

If the Merger is not consummated, the Company would pursue additional funding in the near term in order to fulfill working capital and regulatory net capital requirements associated with current operations. Historically, the Company has relied on common stock issuances in order to maintain the required levels of working capital or net capital. There can be no assurance that the Company will be successful in attracting such funding on satisfactory terms.

If the Company is unable to supplement its current capital resources, in order to conserve cash and maintain adequate regulatory capital, the Company would pursue some combination of: (a) other strategic partnerships; (b) asset sales; (c) a scaling back of the Company’s business operations (including reducing business lines, branch offices, employees and other overhead); and (d) an extension of its payables.

Based on the Company’s internal forecasts and assumptions regarding its short term cash requirements, in the event the Merger is not consummated and the Company is unable to locate additional funding on acceptable terms, the Company believes that it may not have sufficient working capital or regulatory capital to support its current operating plans through at least December 31, 2011. This raises substantial doubt about the Company’s ability to continue as a going concern. These accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hudson has commitments to fund up to an aggregate of $225,000 of additional forgivable loans to three employees over the first year of employment, in some cases pending the fulfillment of certain specified revenue goals. The loans are scheduled to be forgiven over a three year service period.

Our cash and cash equivalents decreased by $4,402,768 to $3,373,179 during the nine months ended December 31, 2010, as compared to the $1,502,313 increase to $8,197,227 during the nine months ended December 31, 2009.

Operating Activities

Net cash used in operating activities was $4,253,494 during the nine months ended December 31, 2010, primarily as a result of a $4,258,553 cash net loss (net loss adjusted for non-cash items). Net cash used in operating activities was $2,991,427 during the nine months ended December 31, 2009, primarily as a result of a $1,004,829 increase in net securities positions.

Investing Activities

Net cash used in investing activities was $111,236 during the nine months ended December 31, 2010, primarily due to the purchase of additional equipment. Net cash used in investing activities was $325,028 during the nine months ended December 31, 2009, primarily due to the ongoing development of capitalized software, plus, for the current period, the depositing of funds with a financial institution in order to collateralize a letter of credit.

Financing Activities

Net cash used in financing activities was $38,038 during the nine months ended December 31, 2010, as a result of repurchasing 453,500 shares of the Company’s stock. Net cash provided by financing activities was $4,818,768 during the nine months ended December 31, 2009, due to the receipt of net private placement proceeds.

Off-Balance Sheet Arrangements

The Company currently has irrevocable standby letters of credit in the aggregate of $392,650, which serve as security deposits on our New York, NY, Chicago, IL and Jersey City, NJ office leases. The Company is obligated to maintain the letters of credit for periods ranging from thirty to sixty days after the expiration of the leases. The Company deposited an aggregate of $392,650 with the financial institutions in the form of automatically renewable time deposits ranging from twelve to fourteen months in duration to collateralize the letters of credit.

As of December 31, 2010, we had no other off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

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

From time to time, Hudson is named as a defendant in various routine actions that are incidental to its activities as a broker-dealer, including civil actions, arbitrations, proceedings and investigations by self-regulatory organizations. Although there can be no assurances that such matters will not have a material adverse effect on the results of operations or financial condition of the Company in any future period, depending in part on the results for such period, in the opinion of the Company’s management, the ultimate resolution of such actions currently pending against the Company will have no material adverse effect on the Company’s financial condition.

Strauss FINRA Arbitration Claim and Federal Action

On or about November 29, 2010, Myer Strauss (“Strauss”) commenced an arbitration proceeding against Hudson before FINRA captioned Myer R. Strauss vs. Hudson Securities, Inc., FINRA Case No. 10-05390. In his claim, Strauss initially alleged causes of action for breach of express and/or implied contract, a violation of New York Labor Law, quantum meruit and unjust enrichment or restitution. Strauss initially sought recovery in the amount of $1.2 million claiming he is entitled to double damages for a violation of N.Y. Labor Law § 191-c(3) plus a 25% penalty pursuant to N.Y. Labor Law § 198. Strauss also sought punitive damages and attorneys’ fees.

Strauss claims that the Company breached an alleged unwritten or implied contract to pay him a commission equal to 40% of the Company’s compensation in connection with an investment banking transaction.

On February 14, 2011, Hudson was served with an amended Statement of Claim. In his amended claim, Strauss alleges two new causes of action: (i) breach of implied covenant of good faith and fair dealing and (ii) common law fraud. Strauss reduced his claimed amount to $570,000, plus 25% penalty under N.Y. Labor Law § 198, punitive damages and attorneys’ fees.

On or about November 30, 2010, Strauss filed a petition in the Southern District of New York seeking an order of attachment in aid of the FINRA arbitration, Myer R. Strauss v. Hudson Securities, Inc., Case No. 10-CV-8975. Strauss alleges that given the Company’s recent financial disclosure in its public filings reflecting increased losses over the past twelve months, the Company will not have the funds available to cover a possible award granted in the FINRA arbitration. The Company moved to dismiss the petition. On February 14, 2011, the Court granted the Company’s motion to dismiss and on February 15, 2011, the federal matter was closed. The parties will proceed in FINRA arbitration. The Company intends to vigorously defend against this claim.

Hart and Daiker FINRA Arbitration Claim

On February 14, 2011, Hudson received service from FINRA of an arbitration claim. On or about January 31, 2011, two former employees, Kenneth Hart and Brian Daiker, commenced an arbitration proceeding against Hudson before FINRA, captioned Kenneth Hart and Brian Daiker v. Hudson Securities, Inc., FINRA Case No. 11-00439. In their claim, Hart and Daiker allege causes of action for breach of express or implied contract, breach of implied duty of good faith and fair dealing, fraud and misrepresentation, quantum meruit, unjust enrichment and conversion. Hart and Daiker seek recovery in the sum of $228,000 in cash plus 82,286 warrants related to a financing. Claimants also seek any residual payments Hudson receives from the transaction, prejudgment and post judgment interest, attorneys’ fees, costs, expenses and exemplary damages. The Company intends to vigorously defend against this claim

Schwartz Class Action Suit

On or about January 11, 2011, a putative shareholder class action lawsuit was filed against the Company, various directors of the Company, and Rodman in Superior Court of New Jersey, Hudson County, styled as, Ronald Schwartz v. Kenneth D. Pasternak, Keith Knox, John W. Mascone, Anthony Sanfilippo, John C. Shaw, Jr., Peter J. Zugschwert, Hudson Holding Corporation, Rodman & Renshaw Capital Group, Inc. and HHC Acquisition, Inc., Case No. C-6-11. This action was brought by Ronald Schwartz (“Schwartz”) on behalf of holders of common stock of the Company to enjoin the acquisition of the publicly owned shares of the Company’s common stock by Rodman and its wholly owned subsidiary resulting from the merger. The Company intends to vigorously defend against this claim.

Schwartz (also a former Company employee) claims that defendants violated applicable law by directly breaching and/or aiding the other defendants’ breach of their fiduciary duties of loyalty, due care, independence, good faith and fair dealing by, among other things, allegedly failing to properly value the Company and to maximize the value of the Company to its public shareholders, and by approving the Merger Agreement, including the non-solicitation and termination fee provisions contained therein. The complaint seeks, among other relief, an order enjoining the defendants from consummating the Merger and directing the defendants to implement a sale or auction process, rescission of the Merger if already implemented, the imposition of a constructive trust in favor of plaintiff upon any benefits received by the defendants as a result of their alleged breaches of duty, and an award of attorneys’ fees and costs of litigation.

Item 1A.	Risk Factors

The following risk factors supplement the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

There is substantial doubt about the Company’s ability to continue as a going concern if it is unable to complete the Merger. In that case, if the Company does not generate significant revenue or secure financing, the Company may be required to cease or curtail our operations.

The Company has incurred significant losses and negative cash flows from operations in the past, and these results have had a negative impact on the Company’s financial condition. There can be no assurance that the Company’s business will become profitable in the future and that additional losses from operations will not be incurred. If these trends continue in the future, they could have a material adverse effect on the Company’s financial condition. Based on the Company’s internal forecasts and assumptions regarding its short term cash requirements, in the event the Merger is not consummated and the Company is unable to locate additional funding on acceptable terms, the Company believes that it may not have sufficient working capital or regulatory net capital to support its current operating plans through December 31, 2011. This raises substantial doubt about the Company’s ability to continue as a going concern.

Although the Company expects the Merger to result in a combined entity with substantially improved capital resources, consummation of the Merger is subject to various conditions, and the Company can provide no assurance that it will successfully consummate the Merger.

In the event that the Company fails to complete the Merger and continues to incur losses from operations to fund its working capital and regulatory net capital needs, it will need to raise working capital through a debt or equity financing, which may not be on favorable terms to the Company, if available at all, or conduct another business combination, which may not be on as favorable terms as the Merger. Furthermore, the Company may not be able to continue its present level of operations, may need to scale back its business and may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on its business and results of operations.

The Company’s audited financial statements were prepared under the assumption that it will continue its operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company’s financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern. If the Company cannot continue as a going concern, its stockholders will lose some or all of their investment in the Company.

In addition, the Company’s customers, employees, vendors, correspondent institutions, and others with whom the Company does business may react negatively to the substantial doubt about the Company’s ability to continue as a going concern. This negative reaction may lead to heightened concerns regarding the Company’s financial condition that could result in a significant loss in customer relationships, key employees, vendor relationships and the Company’s ability to do business with correspondent institutions upon which it relies.

The Merger is subject to conditions to closing that could result in the Merger being delayed or not consummated, which could negatively impact the Company’s stock price and the combined company’s future business and operations.

The Merger is subject to conditions to closing as set forth in the Merger Agreement, including obtaining the requisite Company stockholder approval, regulatory approvals and the Company having in excess of $2.5 million in net liquid assets on the closing date. If any of the conditions to the transaction are not satisfied or, where permissible, not waived, the Merger will not be consummated. Failure to consummate the transaction could negatively impact the Company’s stock price, future business and operations, and financial condition. Any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger may adversely affect the future businesses, growth, revenue and results of operations of the Company or the combined company.

The Merger is subject to regulatory approvals. These regulatory approvals may not be received, or may be received later than anticipated. Regulatory approvals that are received may impose restrictions or conditions that restrict the combined company’s activities or otherwise adversely affect the combined company’s business and results of operations.

A delay in closing the planned Merger could have an adverse effect on the Company’s revenues in the near-term.

To the extent a prolonged delay in completing the Merger creates uncertainty among the Company’s clients, such delay could have an adverse effect on the Company’s results of operations, and quarterly revenues could be substantially below market expectations and could cause a reduction in the stock price of the Company’s common stock.

If the Merger is not completed, the price of the Company’s common stock and future business and operations could be harmed.

If the Merger is not completed, the Company may be subject to the following material risks, among others:

•	the Company may not be able to find a party willing to pay an equivalent or more attractive exchange ratio than that offered by Rodman in the Merger Agreement;

•	the price of the Company’s common stock may decline to the extent that the current market price of the Company’s common stock reflects an assumption that the Merger will be completed;

•	certain of the Company’s costs related to the Merger, such as legal, accounting and certain financial advisory fees, must be paid even if the Merger is not completed;

•

the Company would not realize the benefits it expects by being part of a combined company with Rodman, as well as the potentially enhanced financial position as a result of being part of the combined company;

•

the diversion of management attention from the Company’s day-to-day business and the unavoidable disruption to its employees and its relationships with clients as a result of efforts and uncertainties relating to the Company’s anticipated Merger with Rodman may detract from the Company’s ability to grow revenues and minimize costs, which, in turn may lead to a loss of market position that the Company could be unable to regain if the Merger does not occur;

•

under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the Merger that may affect its ability to execute certain of its business strategies; and

•

the Company may not be able to continue its present level of operations, may need to scale back its business and may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on its business and results of operations. The Company’s capital requirements have been and will continue to be significant. The Company has limited cash and cash equivalents, and relies on working capital and regulatory net capital to sustain its operations. In the event that the Company continues to incur losses from operations to fund its working capital needs, it will need to raise working capital through a debt or equity financing, if available, or curtail operations.

Stockholders may sell substantial amounts of the Company’s common stock in the public market, which is likely to depress the price of the Company’s common stock.

A significant number of shares of the Company’s common stock may be sold at any time prior to the Merger. If the Company’s current stockholders sell the Company’s common stock in the public market prior to the Merger, it is likely that arbitrageurs will acquire such shares. These arbitrageurs would likely sell all such shares in the public market immediately following any announcement, or anticipated announcement, that the Merger with Rodman failed, or will likely fail, to close for regulatory or other reasons, which in turn would likely cause the market price of the Company’s common stock to decline.

In addition to the other negative effects on the Company, all such sales of the Company’s common stock might make it more difficult for the Company to sell equity or equity-related securities in the future if the Merger with Rodman is not completed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the three months ended December 31, 2010.

The Company repurchased shares of its common stock during the three months ended December 31, 2010, as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar amount that may yet be purchased under the plans or programs
October 1, 2010 - October 31, 2010	78,500	$0.078	78,500	$961,962
November 1, 2010 - November 30, 2010	—	—	—	961,962
December 1, 2010 - December 31, 2010	—	—	—	961,962

Total	78,500	$0.078	78,500	$961,962

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated January 4, 2011, by and between Rodman & Renshaw Capital Group, Inc., HHC Acquisition, Inc. and Hudson Holding Corporation. (3)

4.1	Amendment to Stock Purchase Warrant, dated January 4, 2011, by and between Hudson Holding Corporation and Seaport Hudson LLC. (2)

10.1	Agreement to Terminate Registration Rights Agreement, dated January 4, 2011, by and between Hudson Holding Corporation and Seaport Hudson LLC. (2)

10.2	Consent of Majority Investor Holders and Majority Management Holders to Termination of Registration Rights Agreement, dated as of January 4, 2011, by and between Hudson Holding Corporation, Seaport Hudson LLC, Ken Pasternak, Anthony M. Sanfilippo and Ajay Sareen. (2)

10.3	First Amendment to Employment Agreement, dated December 31, 2010, by and between Hudson Holding Corporation and Anthony M. Sanfilippo. (filed herewith)

10.4	Amendment No. 3 to the Employment Agreement, dated December 31, 2010, by and between Hudson Holding Corporation and Keith R. Knox. (filed herewith)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer. (filed herewith)

31.2	Rule 13a-14(a) Certification by the Principal Accounting Officer. (filed herewith)

32.1	Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements*

32.2	Certification by the Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements*

99.1	Form of Voting Agreement by and among Rodman & Renshaw Capital Group, Inc. and the Stockholders, dated as of January 4, 2011 (1)

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 5, 2011.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 10, 2011.

(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 31, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON HOLDING CORPORATION

Dated: February 22, 2011	By:	/s/ Anthony M. Sanfilippo
	Name:	Anthony M. Sanfilippo
	Title:	Chief Executive Officer

Dated: February 22, 2011	By:	/s/ Keith R. Knox
	Name:	Keith R. Knox
	Title:	President, Secretary and Principal Accounting Officer